Form 10KSB
period 1995-12-31
EUROTRONICS HOLDINGS INC
filed 1996-07-08
CIK 734089

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended December 31, 1995.

   [  ]   Transition report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 (No fee required) for the transition period from _______ to _______.


     Commission file number:  0-13409

                        Eurotronics Holdings Incorporated
                 (Name of Small Business Issuer in Its Charter)

          Utah                                                   87-0550824
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
                    (Address of Principal Executive Offices)

                                 (801) 575-8073
                (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(g) of the Exchange Act: Common Stock $0.0001 Par Value

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No XX

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for the year ended December 31, 1995, were $-0-.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June 21, 1996, was $170,496.56.

     The number of shares outstanding of the issuer's common stock, par value $0.0001, as of June 21, 1996 was 4,420,336

                       Transitional Small Business Format
                                   Yes No XX
                   Documents Incorporated by Reference: NONE

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS...............................................4

ITEM 2.  DESCRIPTION OF PROPERTY...............................................5

ITEM 3.  LEGAL PROCEEDINGS.....................................................5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............6

ITEM 7.  FINANCIAL STATEMENTS..................................................8

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................19


                                    PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................19

ITEM  10.     EXECUTIVE COMPENSATION..........................................20

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......20

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................21

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................................22

SIGNATURES....................................................................23

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

     As  used  herein  the  term  "Company"   refers  to  Eurotronics   Holdings
Incorporated, a Utah corporation, and its predecessors unless the context indicates otherwise. Originally incorporated in Utah on July 7, 1982 as Hamilton Exploration Co., Inc., the Company adopted its present name in December 1995. The Company maintains corporate offices in Salt Lake City, Utah. Current management of the Company obtained control in the fourth quarter of 1995 through an Agreement and Plan of Exchange with Eurotronics International Incorporated, a Nevada corporation ("EII").

     The Company was incorporated to engage in the investigation, acquisition, exploration, development and mining of mineral properties, with particular emphasis on gold and other precious metals. Such activities were pursued upon incorporation throughout December 1989, at which time the Company ceased active operations. Between 1989 and April 1995, the Company did not engage in operations of any type.

     In April 1995, G. Harvey Hamilton, the president and sole director of the Company until April 20, 1995, was approached by A-Z Professional Consultants, Inc. a Utah corporation ("A-Z"), which provides business and financial consulting services to various companies. A-Z had been notified by Park Street Investments, Inc., a Utah corporation ("Park Street"), that the Company was a dormant public corporation which would be an attractive merger candidate for healthy private organizations. Park Street's president and sole shareholder, Ken
W. Kurtz, replaced Mr. Hamilton as the president of the Company on April 20, 1995. Also on April 20, 1995, the Company, represented by G. Harvey Hamilton, and A-Z reached an agreement whereby A-Z would market the Company as a public shell corporation available for merger, acquisition or takeover. In consideration for the assistance of Park Street and A-Z, the Company respectively issued 10,000,000 and 105,000,000 pre-reverse, restricted shares of its common stock, par value $0.0001 per share ("Common Stock") to Park Street and to A-Z (for more information on the reverse stock split, see below and Item
5).

     On May 22, 1995, the Company's board of directors and the owners of a majority of the then issued and outstanding Common Stock approved a 1:1500 reverse stock split of the Common Stock (the "Reverse Stock Split"). (For more information on the Company's management, see Item 9 - Directors, Executive Officers, Promoters and Control Persons). Prior to the Reverse Stock Split, there were 195,928,572 shares of Common Stock issued and outstanding, whereas after the Reverse Stock Split 131,079 shares were outstanding. The Company issued one full share to all persons holding fractional shares as a result of the Reverse Stock Split.

     On December 20, 1995, the Company's board of directors and the owners of a majority of the then issued and outstanding Common Stock approved an Agreement and Plan of Exchange (the "Agreement"). The Agreement, dated December 20, 1995, between the Company, EII, and EII's shareholders. The Agreement stipulated that the Company issue and exchange shares of its Common Stock for all of the issued and outstanding shares of the common stock of EII. The Agreement was amended by the Company and EII on March 30, 1996, in order to correct inconsistencies in the Agreement and to reflect the correct amount of shares of EII's common stock authorized, issued and outstanding as of December 20, 1995.

     Pursuant to the Agreement, the Company received 100% of all of the issued and outstanding shares of EII common stock, par value $0.001. In exchange, the Company issued an amount of its restricted Common Stock, equal to the amount of shares of EII stock exchanged, to the EII shareholders. The Company indirectly acquired all of the assets of EII through this tax-free exchange. The shareholders of EII agreed to exchange their shares for an equal amount of shares of the Company's Common Stock. The EII shareholders and number of shares owned were as follows: ADS Group Ltd. (a corporation organized under the laws of the Isle of Man and controlled by Aster De Schrijver), 6,000,000; Jane Zheng, 1,000,000; ATJ Incorporated (a Delaware corporation of which James Tilton is the sole officer and director), 250,000; ZJ Incorporated (a Delaware corporation of which Jane Zheng is the sole officer and director), 250,000; and Aster De Schrijver, 200,000.

     Prior to this exchange, the Company's board of directors consisted of Ken Kurtz, Richard Surber and G. Harvey Hamilton. The board appointed Aster De Schrijver, James Tilton and Jane Zheng as additional directors upon consummation of the exchange. The members of the initial board, Ken Kurtz, Richard Surber and G.. Harvey Hamilton, then resigned from all positions with the Company.

     The  Agreement  provided that EII become a  wholly-owned  subsidiary of the
Company. The only asset of EII consisted of a subsidiary, Eurotronics Information Technology NV. Eurotronics Information Technology NV is a computer information company that specializes in computer software systems in Belgium. The Company intended that Eurotronics Information Technology NV continue its business as it had been operating, merge with other businesses and add additional products to its existing offering.

     On May 8, 1996, the Company, EII and EII's shareholders executed a Rescission of the Agreement and a Release of All Claims (the "Rescission"). The Rescission was made effective as of the date of the Agreement, December 20, 1995. Under the terms of the Rescission, the Company returned all shares of EII common stock to EII and the EII shareholders, the EII shareholders returned all shares of the Company's Common Stock which were issued to them pursuant to the original Agreement. The shares of the Company's Common Stock have had stop transfer orders imposed and all parties have agreed not to be bound by the terms of the Agreement. Further, all parties agreed to hold one another harmless, release any and all claims against one another stemming from the Agreement and to indemnify one another with respect to any obligations arising pursuant to or from the Agreement.

     On May 31, 1996, Aster De Schrijver and Jane Zheng resigned from the positions they held with the Company. Neither Mr. De Schrijver's nor Ms. Zheng's resignations reflected any disagreements with the operations, policies or practices of the Company and were strictly for personal reasons.

     The decision to rescind the Agreement was reached because EII had not been able to obtain the necessary audited financial statements related to Eurotronics Information Technology NV and neither the Company nor EII had the financial resources to continue to wait for audited financial statements from this entity.

     The net result of the Rescission is that the Company has now returned to the status it held before December 20, 1995, that of a development stage company whose identified business plan is to merge with or acquire a heretofore unidentified entity. The Company relies on Canton Financial Services Corporation a Nevada corporation ("CFSC"), for assistance in locating a suitable merger and acquisition candidate. CFSC also provides the Company with support services such as accounting, preparation of regulatory filings and general consulting services. (For more information on the Company's relationship with CFSC see Item 6, Managements Discussion and Analysis or Plan of Operation).

     The Company does not produce any goods or provide any services. The Company does not have any employees, full or part-time, aside from its officers and directors. (For more information on the Company's management, see Item 9 - Directors, Executive Officers, Promoters and Control Persons).

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company does not own, directly, indirectly or partially, any interest in any warehouses, offices, real estate or other properties.


ITEM 3.  LEGAL PROCEEDINGS

     To the best of management's knowledge, the Company is not a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a December 20, 1995 special meeting of shareholders, the owners of a majority of the Company's Common Stock ratified and approved: all business transacted by the management of the Company since the last meeting of shareholders; a change of the Company's name from Hamilton Exploration Co., Inc. to Eurotronics Holdings Incorporated; and a Stock Exchange Agreement with EII, and the shareholders of EII. These matters were all unanimously approved with 940,167 votes for, no votes against or withheld and no abstentions or broker non-votes. The name change was officially effected through filing a Certificate of Amendment to the Company's Articles of Incorporation with the State of Utah on December 21, 1995.

     Additionally, the shareholders ratified the election of Aster De Schrijver as director and chairman of the board and James Tilton and Jane Zheng as directors. The votes cast for each director were:


            Nominee                  For           Against     Withheld
            Aster De Schrijver       940,167       -0-         -0-
            James Tilton             940,167       -0-         -0-
            Jane Zheng               940,167       -0-         -0-


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the OTC Bulletin Board on November 15, 1995 under the symbol "HMLD." In December of 1995, the symbol changed to EUHI to reflect the change in the Company's name.

     The table set forth below lists the range of high and low bids of the Company's Common Stock as reported by NASDAQ for each quarter subsequent to the time trading commenced on November 15, 1995 through the end of the second quarter of 1996. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.


    Calendar Year       Quarter                          High           Low
    1995                Fourth (partial period)         .4375           .25
    1996                First                             .75           .25
                        Second                            .75           .13


     As of June 21, 1996, there were approximately 571 holders of record of the Company's Common Stock. The Company has not declared any cash dividends for the last two fiscal years. The Company does not anticipate declaring any cash dividends in the near future.


Reverse Stock Split

     On May 22, 1995, the Company's board of directors and owners of a majority of the Common Stock approved a 1:1500 reverse stock split of the Common Stock, effective May 22, 1995. Prior to the Reverse Stock Split, there were 195,928,572 shares of Common Stock issued and outstanding, whereas after the Reverse Stock Split 131,079 shares were outstanding. The Company issued one full share to any person holding fractional shares as a result of the Reverse Stock Split. The number of shares authorized for issuance remained at 200 million. For more information on the Company's board of directors and controlling shareholders, see Item 9 - Directors, Executive Officers, Promoters and Control Persons.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company has not had revenues from operations in either of the last two fiscal years.

Plan of Operations

     The Company is currently a development stage company whose identified business plan is to merge with or acquire a heretofore unidentified entity. The Company does not produce any goods or provide any services. The Company has no employees, full or part-time, aside from its officers and directors. If the Company does participate in a merger or other business combination, it is possible that it will recruit employees in addition to its directors and officers. For more information on the Company's management, see Item 9 - Directors, Executive Officers, Promoters and Control Persons. Although the Company's plan is to locate an entity with which to combine, there can be no assurances that it will be able to do so, or if a combination is achieved, that it will be profitable, worthwhile or sustainable.

     The Company's plan of operations for 1996 centers around its quest for a suitable merger or acquisition target. On April 1, 1996, the Company entered into a Consulting Agreement with Canton Financial Services Corporation, a Nevada corporation ("CFSC"). Under the terms of the Consulting Agreement, CFSC agreed to provide the Company with certain business consulting services including assistance in the search for a suitable merger or acquisition target as well as assisting in the raising of capital through preparation of documents for registered or exempt offerings of stock, assisting in preparation of agreements, documents, regulatory filings and accounting services.

     The Consulting Agreement, which has a one-year term, provides for CFSC to be paid a monthly consulting which is the greater of: (a) $20,000 or (b) the actual fee of services provided by CFSC staff, which fee is calculated by multiplying the number of hours worked by CFSC's staff by the stipulated hourly rate for each CFSC employee. The Consulting Agreement gives the Company the option of paying the monthly fees in the form of restricted Common Stock or cash. All shares that the Company issues to CFSC are restricted stock and are valued at one half (1/2) of the average bid price on the last day of the month in which services are rendered. CFSC will also receive a finder's fee equal to 9.9% of the market value of the assets received by the Company in connection with any merger or acquisition transaction. Richard Surber, the former vice president and a director of the Company is also the president and a director of CFSC. Ken Kurtz, formerly the Company's president, treasurer and a director, is also an employee of CFSC. (For more information on the Company's current management, see Item 9 Directors, Executive Officers, Promoters and Control Persons).

     The Company continues to rely substantially upon CFSC for its ongoing capital requirements as detailed in the preceding paragraph. The Company expects this relationship to continue with CFSC providing the Company with the support required maintain its current status until a merger or acquisition target can be located, although no such assurances can be given.

     Due to the Company's limited cash position, it is likely the Company will have to tender shares of its Common Stock as consideration for any acquisition or merger. Such an exchange of the Company's Common Stock would substantially dilute the existing ownership position of current shareholders.


ITEM 7.  FINANCIAL STATEMENTS

         Please see pages F-1 through F-10















                      [THIS SPACE LEFT INTENTIONALLY BLANK]

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                  PAGE

Independent Auditors Report..................................................F-2

Balance Sheet December 31, 1995..............................................F-3

Statement of Operation.......................................................F-4

Statements of Cash Flows.....................................................F-5

Statement of Changes in Shareholders Equity..................................F-6

Notes to Financial Statements................................................F-7

Andersen, Andersen & Strong, L.C.
Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA
                                                  941 East 3300 South, Suite 202
                                                     Salt Lake City, Utah  84106
                                                          Telephone 801-486-0096
                                                                Fax 801-486-0098
                                                      E-mail K Andersen @msn.com

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Eurotronics Holdings, Inc. (formerly
Hamilton Exploration Co., Inc.)
Salt Lake City, Utah


We have audited the balance sheet of Eurotronics Holdings, Inc. (a development stage company) as of December 31, 1995 and 1994 and the related statements of operations, changes in stockholders' equity, and cash flows from the date of inception (January 7, 1982) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hamilton Exploration Co., Inc. as of December 31, 1995 and 1994 and the results of its operations, its changes in stockholders' equity and its cash flows from the date of inception (January 7, 1982) through December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, since its inception (January 7, 1982), the Company has been in the development stage and has suffered recurring losses from operations. The long term continuation of the Company as a going concern is dependent upon the Company's ability to obtain additional capital. The financial statements do not include any adjustments that might result if the Company is unable to obtain additional capital.

/s/ Andersen, Andersen & Strong

July 1, 1996

        A member of ACF International with affiliated offices worldwide.

                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                                 Formerly Hamilton Exploration Co., Inc.
                                                           BALANCE SHEETS
                                                     December 31, 1995 and 1994



                                                                                 1995         1994

ASSETS

  Cash ..................................................................   $   6,056         --
                                                                            ---------    ---------
   Total current assets .................................................       6,056         --

OTHER ASSETS
  Investments - securities (Note 6) .....................................     169,812         --
                                                                            ---------    ---------
                                                                            $ 175,868         --
                                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses ......................................................   $  52,089    $   4,410
                                                                            ---------    ---------
    Total Current Liabilities ...........................................      52,089        4,410
                                                                            ---------    ---------
STOCKHOLDERS' EQUITY (Note 1):
  Common stock, $.0001 par value;
   Authorized, 200,000,000 shares;
   Issued, 4,420,336 shares at
   at December 31, 1995 and 80,928,572 ..................................         442        8,093
   at December 31, 1994
  Additional paid-in capital ............................................     884,734      430,380
  Deficit accumulated during
    development stage ...................................................    (761,397)    (442,883)
                                                                            ---------    ---------
                                                                              123,779     (  4,410)
                                                                            ---------    ---------
                                                                            $ 175,868         --
                                                                            =========    =========


                             The accompanying notes are an integral part of these financial statements.



                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                                       STATEMENT OF OPERATIONS
                                            Years Ended December 31, 1995, 1994 and 1993
                                Period From Date Of Inception (January 7, 1982) To December 31, 1995

                                                                       Inception
                                                                         Through
                                                                         Dec. 31
                                                                     1995      1994       1993      1995


                           Revenue:
                             Debt settlement ................   $   2,610      --       --     $   2,610
                             Interest income ................        --        --       --        61,208
                                                                ---------    ------   ------   ---------
                                                                    2,610      --       --        63,818
                                                                ---------    ------   ------   ---------
                           Expenses:
                             Investigation, evaluation and
                              exploration of prospective
                              mineral properties ............        --        --       --       424,416
                             General and administrative .....     321,124      --       --       399,616
                             Amortization and depreciation ..        --        --       --         1,000
                                                                ---------    ------   ------   ---------
                                                                  321,124      --       --       825,032
                                                                ---------    ------   ------   ---------
                           Income (Loss) before income taxes     (318,514)     --       --      (761,214)
                             Income taxes (Note 4) ..........        --        --       --           183
                                                                ---------    ------   ------   ---------
                           NET INCOME (LOSS) ................   $(318,514)     --       --     $(761,397)
                                                                =========    ======   ======   =========
                           NET INCOME (LOSS) PER COMMON SHARE   $(  .6897)     --       --     $( 9.7677)
                                                                =========    ======   ======   =========
                           Weighted average number of shares
                            outstanding .....................     461,825    54,412   54,412      77,951
                                                                =========    ======   ======   =========


                             The accompanying notes are an integral part of these financial statements.

                                                                 F-4


                                                       EUROTRONICS HOLDINGS, INC.
                                                      (A Development Stage Company)
                                                 Formerly Hamilton Exploration Co., Inc.
                                                        STATEMENTS OF CASH FLOWS
                                              Years Ended December 31, 1995, 1994 and 1993
                                Period From Date Of Inception (January 7, 1982) Through December 31, 1995

                                                                                          Additional
                                                               Common Stock  Common Stock   Paid-in   Accumulated
                                                                  Shares       Amount       Capital    Deficit
                                                                   1995        1994          1993       1995

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (Loss) ................................................   $(318,514)      --           --     $(761,397)
                                                                ----------   ---------   ---------  ----------
  Adjustments to reconcile net (loss) to net cash
  used by operating activities:

     Increase (decrease) in accrued liabilities .............      47,679       --           --        52,089
     Services paid with common stock ........................     145,992       --           --       145,992
     Common stock issued for debt ...........................      22,650       --           --        22,650
                                                                ----------   ---------  ---------   ----------
     Total adjustments ......................................     216,321       --           --       220,731
                                                                ----------   ---------  ---------   ----------
  Net cash (used) by operating activities ...................    (102,193)      --           --      (540,666)
                                                                ----------   ---------  ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital contributions by incorporators ....................        --         --           --        55,000
  Proceeds from public stock offering .......................        --         --           --       383,473
  Issuance of common stock for cash .........................     108,249       --           --       108,249
                                                                ----------   ---------  ---------   ----------
  Net cash provided by financing activities .................     108,249       --           --       546,722
                                                                ----------   ---------  ---------   ----------

Net increase in cash ........................................       6,056       --           --         6,056

Cash, beginning .............................................        --         --           --          --
                                                                ----------   ---------   ---------   ---------
Cash, ending ................................................   $   6,056       --           --      $  6,056
                                                                ==========   =========   =========   =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of common stock for services .....................   $ 145,992       --           --      $145,992
                                                                ==========   =========   =========   =========
  Issuance of common stock for debt .........................   $  22,650       --           --      $ 22,650
                                                                ==========   =========   =========   =========
  Issuance of common stock for investments ..................   $ 169,812       --           --      $169,812
                                                                ==========   =========   =========   =========



                              The accompanying notes are an integral part of these financial statements.

                                                                F-5

                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                                       STATEMENT OF CHANGES IN
                                              STOCKHOLDERS' EQUITY Period From Date of
                                          Inception (January 7, 1982) Through December 31, 1995


                                                                                    Additional
                                                        Common Stock   Common Stock   Paid-in   Accumulated
                                                           Shares         Amount      Capital     Deficit
Issuance of common stock to incorporators
 for cash - 1992 ....................................   15,000,000       $  1,500    $ 28,500        --
Change in number of shares issued to
 incorporators and price per share - 1983 ...........    2,142,857            214    (    214)       --
Issuance of common stock for cash - 1983 ............   14,285,715          1,429      23,571        --
Public stock offering for cash, net of $111,627
 in underwriting expenses - 1984 ....................   49,500,000          4,950     378,423        --
Sale of warrants ....................................         --              --          100        --
Net loss for the period from date of inception
 (January 7, 1982) through December 31, 1992 ........         --              --         --     ( 442,883)
                                                        ----------       ---------   ---------  ----------
Balance December 31, 1992 ...........................   80,928,572          8,093    430,380    ( 442,883)
                                                        ----------       ---------   ---------  ----------
Results of operations year ended December 31, 1993 ..         --              --         --          --
                                                        ----------       ---------   ---------  ----------
Balance December 31, 1993 ...........................   80,928,572          8,093    430,380    ( 442,883)
                                                        ----------       ---------   ---------  ----------
Results of operations year ended December 31, 1994 ..         --              --         --          --
                                                        ----------       ---------   ---------  ----------
Balance December 31, 1994 ...........................   80,928,572          8,093    430,380    ( 442,883)
                                                        ----------       ---------   ---------  ----------
Reverse stock split, 80,928,572 to 54,412 - May, 1995  (80,874,160)      (  8,088)     8,088         --
Issuance of shares for no determinable
 consideration - May, 1995 ..........................       76,667              8   (      8)        --
Issuance of shares for cash - July, 1995 ............      172,500             17     17,233         --
Issuance of shares for services - July, 1995 ........       10,000              1        999         --
Issuance of shares for debt - July, 1995 ............      226,500             23     22,627         --
Isuance of shares for cash - November, 1995 .........      510,000             51     50,949         --
Issuance of shares for cash - December, 1995 ........      222,222             22     39,978         --
Issuance of shares for services - December, 1995 ....    1,337,921            134    133,658         --
Issuance of shares for assets - December, 1995 ......    1,698,114            170    169,641         --
Results of operations year ended December 31, 1995 ..         --              --         --     ( 318,514)
                                                         ---------       ---------   ---------  ----------
Balance December 31, 1995 ...........................    4,420,336       $    442   $884,734   $( 761,397)
                                                         =========       =========   =========  ==========


                                 The accompany notes are an integral part of these financial statements

                                                                F-6

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                          NOTES TO FINANCIAL STATEMENTS
                        As of December 31, 1995 and 1994


1.  BUSINESS ACTIVITY

     The Company was incorporated as a Utah corporation on January 7, 1982 for the primary purpose of investigating and evaluating prospective mineral properties for possible acquisition. On January 27, 1982, the Company sold 15,000,000 shares of its $.001 par value common stock for investment purposes to two corporations and four individuals at $.002 per share for a total of $30,000. On July 27, 1983, the Company adjusted the number of shares issued to reflect a purchase price of $.00175 per share instead of $.002 per share. On August 5, 1983, the Company sold an additional 14,285,714 shares at $.00175 to two affiliated corporations and two individuals for $25,000. During 1984, the Company sold 49,500,000 shares of its common stock to the public at $.01 per share and received net proceeds of $383,373. On May 22, 1995 the Company adopted a 1,500 to 1 reverse stock split. On May 23, 1995 the Company issued 76,667 shares of common stock for services of undetermined value. Also during 1995 an additional 4,289,257 shares were issued: 904,722 for cash, 1,459,921 for services, 226,500 for debt, and 1,698,114 for other assets.

     On December 20, 1995 the Company approved an Agreement and Plan of Exchange between the Company, Eurotronics International Incorporated (EII) and EII's shareholders. The agreement stipulated that the Company issue and exchange shares of its common stock for all of the issued and outstanding shares of the common stock of EII. On May 8, 1996, the Company, EII and EII,s shareholders executed a rescission of the agreement. The rescission was made effective as of the date of the original agreement, December 20, 1995. Pursuant to the agreement, all shares of stock previously issued were returned, and all parties agreed to hold one another harmless. Consistent with the effective date of the recession, this transaction has been considered void from its inception and, therefore, is not reflected in the financial statements.

     The Company's unpatented mining claims and mineral leases which were acquired in 1987 have been lost because the Company had insufficient capital to pay the mineral lease requirements and to perform the required minimum assessment work. Between 1987 and April, 1994, the Company's activity was largely restricted to maintaining its corporate legal status. The Company's current business plan is to merge with or acquire another business entity.

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                          NOTES TO FINANCIAL STATEMENTS
                        As of December 31, 1995 and 1994


2.  GOING CONCERN

     The Company is in the development stage and its continuation as a going concern will ultimately depend upon obtaining additional capital. The Company believes it can sustain its existence for the next twelve months.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization Costs

     Organization costs were capitalized and amortized over 60-month period on a straight-line basis.

Exploration Expenses

     Exploration expenditures are generally charged to expense as incurred until a decision is made to develop a mineral reserve.

Income (Loss) Per Share

     The computation of income (loss) per common share is based on the average number of shares outstanding during the period. A reverse stock split in May, 1995 is considered to have occurred retroactively for all periods shown in statements of operations.

4. INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting principle is immaterial. At December 31, 1995 the Company had a net operating loss ("NOL") carryforward for United States income tax purposes of approximately $760,000. The NOL carryforward expires in increments beginning in 1999. The Company's ability to utilize its net NOL carryforward is subject to the realization of taxable income in future years, and under certain circumstances, the Tax Reform Act of 1986 restricts a corporation's use of its NOL carryforward. Furthermore, due to the Company's issuance of additional stock in 1995, the use of its NOL carryforward could be substantially limited. The Company believes that there is at least a 50% chance that the carryforward will expire unused, therefore, no tax benefit has been reported in the financial statements.

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                          NOTES TO FINANCIAL STATEMENTS
                        As of December 31, 1995 and 1994

5. RELATED PARTY TRANSACTIONS

     On June 29, 1995 the Company entered into a consulting agreement with Canton Financial Services Corporation (CFS). At the time the consulting agreement was executed, Richard Surber was the sole officer and sole director of CFSC and also a director and vice president of the Company. On April 1, 1996 the Company executed a new consulting agreement with CFSC which replaced the previous one. Mr. Surber is no longer associated with the Company as an officer or director.

     In December of 1995, the Company executed several stock exchange and stock purchase agreements with companies which are under common control. All shares of stock issued pursuant to these agreements are restricted as regulated by Rule 144 under the Securities Act. The stock exchange and purchase agreements were executed between the Company and: BRIA Communications, OMAP Holdings Incorporated, and Tianrong Building Material Holdings, Ltd. At the time of the of the exchanges, the Company's president was also an officer and director of each of the other three corporations.

6. INVESTMENTS

     Investment securities consist of the following at December 31, 1995:

              Company                                        Amount
         -------------------                              -----------
         OMAP                                               $ 56,604
         Tianrong                                             56,604
         BRIA Communications                                  56,604
                                                            --------
                                                            $169,812
                                                            ========

     Investments in equity securities that have readily determinable fair values are stated at their market value in accordance with Financial Accounting Standards ("FAS") No. 115. None of the above securities meets the specified requirements of FAS No. 115 because they are restricted under Rule 144 of the Securities Act. Valuation of other equity security investments are based on acquisition costs. Markdowns are made to reflect significant impairment in values.

7. SUBSEQUENT EVENTS

     Refer to Note 1. for a discussion of the rescinded transaction with Eurotronics International Incorporated and its shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM  9. DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers Promoters and Control Persons

         The current officers and directors of the Company are set forth in the following table.


      Name                      Age      Position(s) and Office(s)

     James Tilton              35       CEO, President, Treasurer and Director


         James Tilton is currently the Company's sole director and officer. Mr. Tilton was appointed the Company's president, chief executive officer, treasurer and one of its directors on December 20, 1995. Mr. Tilton has extensive business and marketing experience in the Far East and has worked with his wife, Jane Zheng, in partnership with the Metallic Building Company ("MBC"), a subsidiary of NCI Building Systems (a NASDAQ listed company), to market its pre-engineered building materials and chemicals in the People's Republic of China ("China") since 1991. For the last five years and again with Jane Zheng, he has assisted Star Brite, a division of Oceans Bio-Tech, in establishing a sales distribution system in PRC for its chemical products. Mr. Tilton is also a director of the following publicly traded companies: OMAP Holdings Incorporated, a Nevada corporation, BRIA Communications Corporation, a New Jersey corporation, and Tianrong Building Material Holdings Ltd., a Utah corporation.

Compliance with Section 16(a) of the Exchange Act

         Subsequent to the close of the fiscal year ended December 31, 1995, the following three entities filed reports as required by Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), but not on a timely basis.

         Park Street Investments, Inc. a Utah Corporation ("Park Street"), was issued 10,000,000 pre-Reverse Stock Split shares of the Common Stock on May 20, 1995. After the May 22, 1995, Reverse Stock Split, this share holding amounted to 6,667 shares. For more information on the Reverse Stock Split, see Item 5. The president, sole director and sole shareholder of Park Street is Ken Kurtz, a former director and formerly the president of the Company which obligated Mr. Kurtz to file Form 3 of the Exchange Act ("Form 3"). Mr. Kurtz filed Form 3 as required by the Exchange Act on July 7, 1995, which was not within 10 days after its acquisition of stock, and therefore not in a timely manner. Additionally, Mr. Kurtz personally received 50,000 shares of the Common Stock on December 20, 1995. Because of his former status as a director and officer of the Company, Mr. Kurtz was obligated to file Form 4 of the Exchange Act ("Form 4"). Mr. Kurtz filed a Form 4 on January 24, 1996, which was not within the time frame allowed for such filing, and therefore not in a timely manner.

         A-Z Professional Consultants, Inc., a Utah corporation ("A-Z"), was issued 105,000,000 pre-Reverse Stock Split shares of the Company's common stock on May 20, 1995, and thus became a beneficial owner of more than 10% percent of the Common Stock, which obligated A-Z to file Form 3. After the May 22, 1995, Reverse Stock Split, this share holding amounted to 70,000 shares. (For more information on the Reverse Stock Split, see Item 5). The president and sole director of A-Z is Richard Surber, formerly a director and the vice-president of the Company, which also obligated Mr. Surber to file Form 3. A-Z and Mr. Surber filed separate Forms 3 as required by the Exchange Act on July 7, 1995, which was not within 10 days after acquisition of the securities, and therefore not in a timely manner. Additionally, A-Z received 754,129 shares of Common stock on December 20, 1995, thus obligating A-Z to file a Form 4. A-Z filed a Form 4 on January 24, 1996 which was not within the time frame allowed, and therefore not in a timely manner.

         Richard Surber received 333,000 shares of Common Stock on December 20, 1995, because of his previous positions as an officer and director of the Company was obligated to file a Form 4. Mr. Surber filed this Form 4 on July 3, 1996 which was not in the 10 day time frame for filing of such Form and therefore not in a timely manner.

ITEM  10.         EXECUTIVE COMPENSATION

         No compensation has ever been awarded to, earned by, or paid to any executive officer or director of the Company. In addition, no stock options or stock appreciation rights ("SARs") regarding the Company's common stock have ever been granted to or exercised by any employee of the Company. The expenses incurred by the Company's employees during the normal course of the Company's business were reimbursed until the end of the fiscal year ending December 31, 1987.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information concerning the stock ownership as of June 24, 1996, with respect to (i) each person who is known to the Company to be a beneficial owner of more than 5 percent of the Company's common stock; (ii) all directors; (iii) each of the executive officers; and (iv) all directors and executive officers as a group:



                           Name and Address                             Amount and Nature of        Percent
Title of Class             of Beneficial Owner                          Beneficial Ownership*       of class+
- - --------------             -------------------                          ---------------------       --------
Common Stock ($0.0001      A-Z Professional Consultants, Inc                824,129                   18.64%
par value)                 268 West 400 South, Suite 300
                           Salt Lake City, UT 84101
Common Stock ($0.0001      BRIA Communications Corporation                  566,038                   12.81%
par value)                 82-66 Austin Street
                           Kew Gardens, NY 11415
Common Stock ($0.0001      OMAP Holdings Incorporated                       677,149                   15.32%
par value)                 82-66 Austin Street
                           Kew Gardens, NY 11415
Common Stock ($0.0001      Tianrong Building Material Holdings Ltd.         677,149                   15.32%
par value)                 82-66 Austin Street
                           Kew Gardens, NY 11415

Common Stock ($0.0001      Ken W. Kurtz                                     252,359                    5.71%(1)
par value)                 1345 S. Park Street
                           Salt Lake City, UT  84111

Common Stock ($0.0001      Park Street Investments, Inc.                     90,459                     2.0%
par value)                 1345 S. Park Street
                           Salt Lake City, UT  84111


Directors and Executive Officers


                            Name and Address                            Amount and Nature of        Percent
Title of Class              of Beneficial Owner                         Beneficial Ownership*       of class
- - --------------              -------------------                         ---------------------       --------
Common Stock ($0.0001 par   James Tilton                                         -0-                   -0-
value)                      82-66 Austin Street
                            Kew Gardens, NY 11415
Common Stock ($0.0001 par   All Directors and Executive Officers as a            -0-                   -0-
value)                      Group (1 Person)


     * All quantities of stock reflect the Reverse Stock Split. For more information on the Reverse Stock Split, see Item 5.

     (1) Includes 90,459 shares owned by Park Street Investments, Inc., of which Mr. Kurtz is the sole officer, director and shareholder.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with A-Z Professional Consultants, Inc.

         In April 1995, the Company's former president and sole director, G. Harvey Hamilton, was approached by A-Z Professional Consultants, Inc. ("A-Z"), a Utah corporation that provides business and financial consulting services to various clients. A-Z, whose president and sole director is Richard Surber had been notified by Park Street Investments, Inc. ("Park Street"), a Utah corporation whose president and sole shareholder, Ken Kurtz, was also the Company's former president, that the Company was a dormant public corporation which would be an attractive merger candidate for healthy private organizations. The Company, represented by G. Harvey Hamilton, and A-Z reached an agreement whereby A-Z would market the Company as a public shell corporation available for merger, acquisition or takeover. In consideration for the assistance of Park Street and A-Z, the Company respectively issued 10,000,000 and 105,000,000 pre-reverse stock split restricted shares of its common stock, par value $0.0001 per share ("Common Stock") to Park Street and to A-Z. A-Z also agreed to assist the Company in locating a potential merger or acquisition target to combine with the Company. For more information on the Reverse Stock Split, see Item 5.

Transactions with Canton Financial Services Corporation.

         On June 29, 1995 the Company entered into a Consulting Agreement with Canton Financial Services Corporation ("CFSC"). At the time the Consulting Agreement was executed, Richard Surber was the sole officer and sole director of CFSC. Additionally, Richard Surber was a director and vice president of the Company at the time of the execution of this Consulting Agreement. (For more information on the terms of this Consulting Agreement see Item 6, Management's Discussion and Analysis or Plan of Operation from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994). On April 1, 1996 the Company executed a new Consulting Agreement with CFSC which superseded all of the terms and conditions of the June 29, 1995 Consulting Agreement. Mr. Surber is no longer associated with the Company as an officer or director. (For more information on the current Consulting Agreement between the Company and CFSC see
Item 6, Management's Discussion and Analysis or Plan of Operation, for more information on the current management see Item 9 - Directors, Executive Officers, Promoters and Control Persons).

Transactions with BRIA Communications Corporation, OMAP Holdings Incorporated and Tianrong Building Material Holdings, Ltd.

         In December of 1995 and the first two months of 1996, the Company executed several stock exchange and stock purchase agreements with companies which are under common control. All shares of stock issued pursuant to these agreements have been restricted shares as regulated by Rule 144 under the Securities Act of 1933, as amended. All such transactions have been in accordance with generally accepted business practices relating to the sale of restricted securities. To determine the number of restricted shares to be exchanged and for this purpose only, all such shares were valued by both parties at 50% of the average of the bid and ask price of the stock at the time of the transaction.

     The stock exchange and purchase agreements were executed between the Company and: BRIA Communications of which Aster De Shcrijver, James Tilton and Jane Zheng were directors and James Tilton and Jane Zheng were officers at the time of the stock exchange and purchase agreements. Mr De Schrijver, Mr. Tilton and Ms. Zheng are no longer associated with BRIA Communications Corporation; OMAP Holdings Incorporated of which Mr. De Schrijver is chairman of the board of directors and Mr. Tilton and Ms. Zheng are officers and directors; and Tianrong Building Material Holdings. Ltd. of which Mr. De Schrijver is chairman of the board of directors and Mr. Tilton and Ms. Zheng are officers and directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 22 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1995. However, the Company filed a Report on Form 8-K on April 23, 1996, reporting on Items 1, 2 and 5.





















                      [THIS SPACE LEFT INTENTIONALLY BLANK]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this day of July 1996.


                                               Eurotronics Holdings Incorporated

                                               James Tilton, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                       Date


                    President, Treasurer and Director           July , 1996
James Tilton

                                INDEX TO EXHIBITS

EXHIBIT  PAGE
NO.               NO.      DESCRIPTION OF EXHIBIT


3(i)(a)           25        Amendment  to the Articles of  Incorporation  of the
                            Company.

3(i)(b)           27        Articles of Incorporation of the Company.

3(ii)              *        By-Laws  of the  Company.  (Incorporated  herein  by
                            reference  from Exhibit No.  3(ii) to the  Company's
                            S-18  Registration  Statement  filed on November 30,
                            1983.)


                           MATERIAL CONTRACTS

10(i)(a)           *        Consulting   Agreement  dated  July  12,  1995,  but
                            effective April 20, 1995, between the Company and Canton Financial Services Corporation. (Incorporated herein by reference from Exhibit number 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

10(i)(b)           *        Agreement  and Plan of Exchange  dated  December 20,
                            1995    between   the   Company   and    Eurotronics
                            International Incorporated. (Incorporated herein by reference from Exhibit 2(i)(a) to a Current Report on Form 8-K filed by the Company on April 23, 1996).

10(i)(c)           *        Amended Agreement and Plan of Exchange,  dated March
                            30, 1996 but effective December 20, 1995 between the
                            Company and Eurotronics International  Incorporated.
                            (Incorporated   herein  by  reference  from  Exhibit
                            2(i)(b) to a Current Report on Form 8-K filed by the Company on April 23, 1996).

10(i)(d)          33        Rescission  of  Agreement  and Plan of Exchange  and
                            Release of All Claims  effective  December  20, 1995
                            between  the  Company,   Eurotronics   International
                            Incorporated,  and the  shareholders  of Eurotronics
                            International Incorporated.

27                34        Financial Data Schedule

* These exhibits appear in the manually signed original copies of the respective filings made by the Company with the Commission as indicated.