Form 10QSB
period 1996-03-31
EUROTRONICS HOLDINGS INC
filed 1996-07-24
CIK 734089

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
   [X]   Quarterly report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the fiscal year ended March 31, 1996.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____________ to ________________.

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

                    Documents Incorporated by Reference: NONE

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............4

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................7

SIGNATURES....................................................................8

INDEX TO EXHIBITS.............................................................9

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO  FINANCIAL STATEMENTS                                           PAGE

Balance Sheets..............................................................F-1

Statements of Operations....................................................F-2

Statements of Stockholders' Equity..........................................F-3

Statements of Cash Flows....................................................F-4

Condensed Notes to Financial Statements.....................................F-5


                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                                  Balance Sheet
                March 31, 1996 (Unaudited) and December 31, 1995


                                                         March 31   December 31
                                                          1996         1995
                                                        ---------   -----------

ASSETS
Current Assets
   Cash ............................................    $   2,285     $   6,056
                                                        ---------     ---------

Total Current Assets ...............................        2,285         6,056
Other Assets
   Investment - securities .........................      169,812       169,812
                                                        ---------     ---------

TOTAL ASSETS .......................................    $ 172,097     $ 175,868
                                                        =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accrued expenses ................................    $  53,573     $  52,089


Total Current Liabilites ...........................       53,573        52,089
                                                        ---------     ---------
Shareholders' Equity
   Common stock par value $.0001; 200,000,000
     shares authorized; 4,420,366 and 4,420,366
     shares issued .................................          442           442
   Additional paid-in capital ......................      884,734       884,734
   Deficit accumulated during development stage ....     (766,652)     (761,397)
                                                        ---------     ---------
Total Shareholders' Equity .........................      118,524       123,779
                                                        ---------     ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY ...............................    $ 172,097     $175, 868
                                                        =========     =========


                       See notes to financial statements.
                                      F-1


                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                                      STATEMENTS OF OPERATIONS
                              For The Three Months Ended March 31, 1996 and March 31, 1995 (Unaudited)
                          Period From Date of Inception (January 7,1982) Through March 31,1996 (Unaudited)


                                                                             Inception
                                                      Three        Three      Through
                                                      Months       Months     March 31,
                                                      1996          1995        1996
                                                   -----------   ---------   -----------

Revenue:
     Debt settlement ............................   $    --      $    --     $   2,610
     Interest Income ............................        --           --        61,208
                                                    ---------    ---------   ---------
                                                         --           --        63,818
                                                    ---------    ---------   ---------

Expenses:
     Investigation, evaluation and exploration of
         prospective mineral properties .........        --           --       424,416
     General and administrative .................       5,255         --       404,871
     Amortization and depreciation ..............        --           --         1,000
                                                    ---------    ---------   ---------
                                                        5,255         --       830,287
                                                    ---------    ---------   ---------

Income (Loss) before income taxes ...............      (5,255)        --      (766,469)
     Income taxes ...............................        --           --           183
                                                    ---------    ---------   ---------


NET INCOME (LOSS) ...............................   $  (5,255)   $    --     $(766,652)
                                                    =========    =========   =========


NET INCOME (LOSS) PER COMMON SHARE ..............        --           --          --
                                                    =========    =========   =========


Weighted average number of shares outstanding ...     461,825       54,412     461,825
                                                    =========    =========   =========



                                                 See notes to financial statements.

                                                                 F-2


                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                                STATEMENT OF CHANGES IN SHAREHOLDERS'
                                       EQUITY Period From Date of Inception ( January 7, 1982)
                                                 Through March 31, 1996 (Unaudited)

                                                                                  Additional
                                                  Common Stock    Common Stock     Paid-In      Accumulated
                                                     Shares          Amount        Capital        Deficit
                                                  ------------    ------------    ----------    -----------
Issuance of common stock to incorporators
  for cash - 1992 .............................    15,000,000    $     1,500    $    28,500          --
Change in number of shares issued to
  incorporators and price per share - 1983 ....     2,142,857            214           (214)         --
Issuance of common stock fr cash - 1983 .......    14,285,715          1,429         23,571          --
Public stock offering for cash, net of $111,627
  in underwriting expenses - 1984 .............    49,500,000          4,950        378,423          --
Sale of warrants ..............................        --               --              100          --
Net loss for the period from date of inception
  (January 7, 1982) through December 31, 1992 .        --               --            --          (442,883)

                                                  ------------    ------------    ----------    -----------
Balance December 31, 1992 .....................    80,928,572          8,093        430,830       (442,883)
                                                  ------------    ------------    ----------    -----------


Results of operations year ended Dec 31, 1993 .        --               --            --             --
                                                  ------------    ------------    ----------    -----------

Balance December 31, 1993 .....................    80,928,572          8,093        430,830       (442,883)
                                                  ------------    ------------    ----------    -----------
Results of operations year ended Dec 31, 1994 .        --               --            --             --
                                                  ------------    ------------    ----------    -----------

Balance December 31, 1994 .....................    80,928,572          8,093        430,830       (442,883)
                                                  ------------    ------------    ----------    -----------

Reverse stock split, 80, 928, 572 to 54,412 ...   (80,874,160)        (8,088)         8,088          --
Issuance of shares for no determinable
  consideration - May 1995 ....................        76,667              8             (8)         --
Issuance of shares for cash - July 1995 .......       172,500             17         17,233          --
Issuance of shares for services - July 1995 ...        10,000              1            999          --
Issuance of shares for debt - July 1995 .......       226,500             23         22,627          --
Issuance of shares for cash - November 1995 ...       510,000             51         50,949          --
Issuance of shares for services - November 1995       112,000             11         11,189          --
Issuance of shares for cash - December 1995 ...       222,222             22         39,978          --
Issuance of shares for services - December 1995     1,337,921            134        133,658          --
Issuance of shares for assets - December 1995 .     1,698,114            170        169,641          --
Results of operations year ended Dec 31, 1995 .        --               --            --          (318,514)
                                                  ------------    ------------    ----------    -----------
Balance December 31, 1995 .....................     4,420,336    $       442    $   884,734    $  (761,397)
                                                  ------------    ------------    ----------    -----------
Results of operations three months ended
   March 31, 1996 .............................        --               --            --            (5,255)

                                                  ------------    ------------    ----------    -----------
Balance March 31, 1996 ........................     4,420,336    $       442    $   884,734    $  (766,652)
                                                  ============    ============    ==========    ===========



                                                 See notes to financial statements.
                                                                F-3


                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                STATEMENT OF CASH FLOWS Three Months Ended March
                           31, 1996 and March 31, 1995
 Period From Date of Inception (January 7,1982) Through March 31,1996(Unaudited)


                                                                           Inception
                                                    Three       Three       Through
                                                    Months      Months      March 31,
                                                    1996         1995         1996
                                                   --------    ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITES:

  Net (Loss) ...................................   $  (5,255)   $  --      $(766,652)
                                                   ----------   --------   ----------
  Adjustments to reconcle net (loss) to net cash
  used by operating activities:

  Increase (decrease) in accrued liabilities ...       1,484       --         53,573
  Services paid with common stock ..............        --         --        145,992
  Common stock issued for debt .................        --         --         22,650
                                                   ----------   --------   ----------

Total Adjustments ..............................       1,484       --        222,215
                                                   ----------   --------   ----------
  Net cash (used) by operating activities ......      (3,771)      --       (544,437)
                                                   ----------   --------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital contributions by incorporators .......        --         --         55,000
  Proceeds from public stock offering ..........        --         --        383,473
  Issuance of common stock for cash ............        --         --        108,249
                                                   ----------   --------   ----------

  Net cash provided by financing activities ....        --         --        546,722
                                                   ----------   --------   ----------

  Net increase in cash .........................      (3,771)      --          2,285

  Cash, beginning ..............................       6,056       --          --
                                                   ----------   --------   ----------

  Cash, ending .................................   $   2,285       --     $    2,285
                                                   ==========   ========   ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Issuance of common stock for services ........   $    --    $    --     $  145,992
                                                   ==========   ========   ==========
  Issuance of common stock for debt ............   $    --    $    --     $   22,650
                                                   ==========   ========   ==========
  Issuance of common stock for investments .....   $    --    $    --     $  169,812
                                                   ==========   ========   ==========

                       See notes to financial statemens.

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996


NOTE 1:  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for fiscal year ended December 31, 1995.

In management's opinion, the accompanying consolidated unaudited condensed financial state contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The interim operation results are not necessarily indicative of the results for the fiscal year ending December 31, 1996.

NOTE 2:     Additional footnotes included by reference

Except as indicated in the footnotes above there has been no other material change in the information disclosed in the notes to the financial statements included in the Company Annual Report on Form 10-KSB for the year ended December 31, 1995. Therefore those footnotes are included herein be reference.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

            The Consulting Agreement, which has a one-year term, provides for CFSC to be paid a monthly consulting fee which is the greater of: (a) $20,000 or
(b) the actual fee of services provided by CFSC staff, which fee is calculated by multiplying the number of hours worked by CFSC's staff by the stipulated hourly rate for each CFSC employee. The Consulting Agreement gives the Company the option of paying the monthly fees in the form of restricted Common Stock or cash. All shares that the Company issues to CFSC are restricted stock and are valued at one half (1/2) of the average bid price on the last day of the month in which services are rendered. CFSC will also receive a finder's fee equal to 9.9% of the market value of the assets received by the Company in connection with any merger or acquisition transaction. Richard Surber, the former vice president and a director of the Company is also the president and a director of CFSC. Ken Kurtz, formerly the Company's president, treasurer and a director, is also an employee of CFSC.

            The Company continues to rely substantially upon CFSC for its ongoing capital requirements as detailed in the preceding paragraph. The Company expects this relationship to continue with CFSC providing the Company with the support required to maintain its current status until a merger or acquisition target can be located, although no such assurances can be given.

            Due to the Company's limited cash position, it is likely the Company will have to tender shares of its Common Stock as consideration for any acquisition or merger. Such an exchange of the Company's Common Stock would substantially dilute the existing ownership position of current shareholders.

            On July 15, 1996, the Company signed an Agreement of Exchange of Stock (the "Agreement") with InterConnect West, Inc., a Utah corporation ("ICW"), dated June 17, 1996. Pursuant to the Agreement, which is subject to ratification by the Company's shareholders, the Company will acquire ICW in exchange for issuing 90% of the Company's common stock to ICW's sole shareholder, Mark Tolman. The Agreement also requires the Company to issue 7.5% of its common stock to CFSC in exchange for its role in locating and negotiating with ICW as a viable merger candidate.

            ICW is the developer of Access Market Square, one of the Internet's oldest and longest running World Wide Web virtual malls. With more than 100 stores and 60,000 hits daily, Access Market Square is a very commonly visited mall on the Internet. Access Market Square's home page and classified ad areas have thousands of ads and are visited thousands of times each day.

     The Company intends to obtain the consent of owners of a majority of the Company's issued and outstanding common stock regarding the approval of the merger, name change to Access Market Square and approval of the 1:5 reverse stock split. The actions are expected to be effective September 9, 1996 which provides for proper notice to nonconsenting shareholders

     On July 17, 1996, the Company experienced a change in its control when the board of directors appointed Mark Tolman, Michael Brodsky and Pat Gallegos as additional directors of the Company. Mr. Tilton then resigned as the Company's president. The directors then appointed Mr. Tolman as the Company's president, Mr. Brodsky as secretary/treasurer, and Mr. Gallegos as vice-president. Mr. Tilton then resigned as a director of the Company.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

            To the best of management's knowledge, the Company is not a party to any pending legal proceeding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 9 of this Form 10-QSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1996. However, the Company filed a Report on Form 8-K on April 23, 1996, reporting on Items 1, 2 and 5.









                      [THIS SPACE LEFT INTENTIONALLY BLANK]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this day of July 1996.

Eurotronics Holdings Incorporated



Mark Tolman, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date


/s/ Mark Tolman               President and Director        July       22, 1996
_______________
Mark Tolman


/s/ Michael Brodsky           Director                       July      22, 1996
___________________
Michael Brodsky


                              Director                       July         , 1996
________________
Pat Gallegos

                                INDEX TO EXHIBITS

EXHIBIT         PAGE
NO.             NO.  DESCRIPTION OF EXHIBIT

3(ii)       *     Amended By-Laws of the Company.


                         MATERIAL CONTRACTS

10(i)(a)   *      Amended Agreement and Plan of Exchange, dated March 30, 1996 but effective December 20, 1995 by and between the Company and Eurotronics International Incorporated. (Incorporated herein by reference from Exhibit 2(i)(b) to a Current Report on Form
                  8-K filed by the Company on April 23, 1996).

10(i)(b)   *      Rescission  of Agreement and Plan of Exchange and Release of
                  All Claims  effective  December  20,  1995 by and  between the
                  Company,  Eurotronics  International  Incorporated,   and  the
                  shareholders   of  Eurotronics   International   Incorporated.
                  (Incorporated herein by reference from Exhibit 10(i)(d) to Form 10-KSB filed by the Company on July 8, 1996).

10(i)(c)   13     Agreement of Exchange of Stock signed on July 15, 1996, dated
                  June 17,  1996,  by and between the Company and  InterConnect
                  West, Inc.

* These exhibits appear in the manually signed original copies of the respective filings made by the Company with the Commission as indicated.

                                    10(i)(c)