Form 10QSB
period 1996-06-30
EUROTRONICS HOLDINGS INC
filed 1996-07-24
CIK 734089

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
   [X]    Quarterly report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the fiscal year ended June 30, 1996.

   [  ]   Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from_______________ to _________________.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............6

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

Statements of Stockholders' Equity..........................................F-3

Statements of Cash Flows....................................................F-4

Condensed Notes to Financial Statements.....................................F-5



                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                                  Balance Sheet
                 June 30, 1996 (Unaudited) and December 31, 1995


                                                    June 30    December 31
                                                     1996         1995
                                                 -----------   -----------
ASSETS
Current Assets
   Cash .......................................   $      38    $   6,056


Total Current Assets ..........................          38        6,056
Other Assets
   Investment - securities ....................     169,812      169,812


TOTAL ASSETS ..................................   $ 169,850    $ 175,868
                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accrued expenses ...........................   $  53,673    $  52,089
                                                  ---------    ---------
Total Current Liabilites ......................      53,673       52,089
                                                  ---------    ---------
Shareholders' Equity
   Common stock par value $.0001; 200,000,000
     shares authorized; 4,420,366 and 4,420,366
     shares issued ............................         442          442
   Additional paid-in capital .................     884,734      884,734
   Deficit accumulated during development stage    (768,999)    (761,397)
                                                  ---------    ---------

Total Shareholders' Equity ....................     116,177      123,779
                                                  ---------    ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY ..........................   $ 169,850    $ 175, 868
                                                  =========    =========



                       See notes to financial statements.
                                      F-1


                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                                      STATEMENTS OF OPERATIONS
                               For The Three Months Ended June 30, 1996 and June 30, 1995 (Unaudited)
                                For The Six Months Ended June 30, 1996 and June 30, 1995 (Unaudited)
                          Period From Date of Inception (January 7, 1982) Through June 30, 1996 (Unaudited)




                                                                                                                   Inception
                                                         Three           Three           Six            Six         Through
                                                        Months          Months         Months         Months        June 30,
                                                         1996            1995           1996           1995           1996
                                                       --------       --------        -------        -------        --------

Revenue:
     Debt settlement ............................   $      --      $     2,610    $      --      $     2,610    $     2,610
     Interest Income ............................          --             --             --             --           61,208
                                                    -----------    -----------    -----------    -----------    -----------
                                                           --            2,610           --            2,610         63,818
                                                    -----------    -----------    -----------    -----------    -----------
Expenses:
     Investigation, evaluation and exploration of
         prospective mineral properties .........          --             --             --             --          424,416
     General and administrative .................           100         34,168          7,602         34,168        407,218
     Amortization and depreciation ..............          --             --            1,000
                                                            100         34,168          7,602         34,168        832,634
Income (Loss) before income taxes ...............          (100)       (31,558)        (7,602)       (31,558)      (768,816)
     Income taxes ...............................          --             --              183
                                                    -----------    -----------    -----------    -----------    -----------
NET INCOME (LOSS) ...............................   $      (100)   $   (31,558)   $    (7,602)   $   (31,558)   $  (768,999)
                                                    ===========    ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE ..............          --                     $     (0.37)          --      $     (0.37)
                                                    ===========    ===========    ===========    ===========    ===========

Weighted average number of shares outstanding ...     4,420,366         84,450      4,420,366         84,450
                                                    ============   ===========    ===========    ===========    ===========

                                                 See notes to financial statements.
                                                                F-2





                                                     EUROTRONICS HOLDINGS, INC.
                                                   (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         Period From Date of Inception ( January 7, 1982) Through June 30, 1996 (Unaudited)

                                                                   Additional
                                                  Common Stock     Common Stock     Paid-In      Accumulated
                                                     Shares           Amount        Capital        Deficit
                                                  ------------     ------------   -----------   ------------
Issuance of common stock to incorporators
  for cash - 1992 .............................    15,000,000    $     1,500    $    28,500           --
Change in number of shares issued to
  incorporators and price per share - 1983 ....     2,142,857            214           (214)          --
Issuance of common stock fr cash - 1983 .......    14,285,715          1,429         23,571           --
Public stock offering for cash, net of $111,627
  in underwriting expenses - 1984 .............    49,500,000          4,950        378,423           --
Sale of warrants ..............................          --             --              100           --
Net loss for the period from date of inception
  (January 7, 1982) through December 31, 1992 .          --             --             --         (442,883)
                                                  -----------    -----------    -----------    -----------
Balance December 31, 1992 .....................    80,928,572          8,093        430,830        442,883)
                                                  -----------    -----------    -----------    -----------
Results of operations year ended Dec 31, 1993 .          --             --             --             --
                                                  -----------    -----------    -----------    -----------
Balance December 31, 1993 .....................    80,928,572          8,093        430,830       (442,883)

Results of operations year ended Dec 31, 1994 .          --             --             --             --
                                                  -----------    -----------    -----------    -----------
Balance December 31, 1994 .....................    80,928,572          8,093        430,830       (442,883)
                                                  -----------    -----------    -----------    -----------
Reverse stock split, 80, 928, 572 to 54,412 ...   (80,874,160)        (8,088)         8,088           --
Issuance of shares for no determinable
  consideration - May 1995 ....................        76,667              8             (8)          --
Issuance of shares for cash - July 1995 .......       172,500             17         17,233           --
Issuance of shares for services - July 1995 ...        10,000              1            999           --
Issuance of shares for debt - July 1995 .......       226,500             23         22,627           --
Issuance of shares for cash - November 1995 ...       510,000             51         50,949           --
Issuance of shares for services - November 1995       112,000             11         11,189           --
Issuance of shares for cash - December 1995 ...       222,222             22         39,978           --
Issuance of shares for services - December 1995     1,337,921            134        133,658           --
Issuance of shares for assets - December 1995 .     1,698,114            170        169,641           --
Results of operations year ended Dec 31, 1995 .          --             --             --         (318,514)
                                                  -----------    -----------    -----------    -----------
Balance December 31, 1995 .....................     4,420,336    $       442    $   884,734       (761,397)
                                                  -----------    -----------    -----------    -----------

Results of operations six months ended
   June 30, 1996 ..............................          --             --             --           (7,602)

                                                  -----------    -----------    -----------    -----------
Balance June 30, 1996 .........................     4,420,336    $       442    $   884,734    $  (768,999)
                                                  ===========    ===========    ===========    ===========

                                                 See notes to financial statements.
                                                                F-3



                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                             STATEMENT OF CASH FLOWS
          Six Months Ended June 30, 1996 and June 30, 1995 (Unaudited)
 Period From Date of Inception ( January 7, 1982) Through June 30, 1996 (Unaudited)


                                                                              Inception
                                                      Six          Six         Through
                                                     Months       Months       June 30,
                                                      1996         1995         1996
                                                  -----------  -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITES:

  Net (Loss) ...................................   $  (7,602)   $   (31,558)  $(768,999)
                                                   ---------    -----------   ---------

  Adjustments to reconcle net (loss) to net cash used by operating activities:

      Increase (decrease) in accrued liabilities       1,584         31,558      53,673
      Services paid with common stock ..........        --             --       145,992
      Common stock issued for debt .............        --             --        22,650
                                                   ---------    -----------   ---------


Total Adjustments ..............................       1,584         31,558     222,315
                                                   ---------    -----------   ---------
  Net cash (used) by operating activities ......      (6,018)          --      (546,684)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital contributions by incorporators .......        --             --        55,000
  Proceeds from public stock offering ..........        --             --       383,473
  Issuance of common stock for cash ............        --             --       108,249


  Net cash provided by financing activities ....        --             --       546,722
                                                   ---------    -----------   ---------
  Net increase in cash .........................      (6,018)          --            38

  Cash, beginning ..............................       6,056           --          --

  Cash, ending .................................   $      38           --     $      38
                                                   =========    ===========   =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
      Issuance of common stock for services ....   $    --      $      --     $ 145,992
                                                   =========    ===========   =========
      Issuance of common stock for debt ........   $    --      $      --     $  22,650
                                                   =========    ===========   =========
      Issuance of common stock for investments .   $    --      $      --     $ 169,812
                                                   =========    ===========   =========


                       See notes to financial statements.
                                       F-4

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996



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

NOTE 2:     Additional footnotes included by reference

Except as indicated in the footnotes above there has been no other material change in the information disclosed in the notes to the financial statements included in the Company Annual Report on Form 10-KSB for the year ended December 31, 1995. Therefore those footnotes are included herein by reference.

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

            On July 16, 1996, the Company signed an Agreement of Exchange of Stock (the "Agreement") with InterConnect West, Inc., a Utah corporation ("ICW"), that was effective June 17, 1996. Pursuant to the Agreement, which is subject to ratification by the Company's shareholders, the Company will acquire ICW in exchange for issuing 90% of the Company's common stock to ICW's sole shareholder, Mark Tolman. The Agreement also requires the Company to issue 7.5% of its common stock to CFSC in exchange for its role in locating and negotiating with ICW as a viable merger candidate.

            ICW is the developer of Access Market Square, one of the Internet's oldest and longest running World Wide Web virtual malls. With more than 100 stores and 60,000 hits daily, Access Market Square is a very commonly visited mall on the Internet. Access Market Square's home page and classified ad areas have thousands of ads and are visited thousands of times each day.

            The Company intends to obtain the consent of owners of a majority of the Company's issued and outstanding common stock regarding the approval of the merger, name change to Access Market Square and approval of the 1:5 reverse stock split. The actions are expected to be effective September 9, 1996 which provides for proper notice to nonconsenting shareholders.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM -K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 9 of this Form 10-QSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed a Form 8-K on April 23, 1996, reporting on Items 1, 2 & 5.




                      [THIS SPACE LEFT INTENTIONALLY BLANK]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this day of July 1996.

Eurotronics Holdings Incorporated


/S/ Mark Tolman
______________________
Mark Tolman, President



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
________________
Pat Gallegos

                                INDEX TO EXHIBITS


EXHIBIT        PAGE
NO.            NO.       DESCRIPTION OF EXHIBIT


10(i)(c)       *          Agreement  of  Exchange  of Stock  signed  on July 15,
                          1996, effective June 17, 1996, by and between the Company and InterConnect West, Inc. (Incorporated herein by reference from the Company's Form 10-QSB filed with the Commission on July 18, 1996.)


* These exhibits appear in the manually signed original copies of the respective filings made by the Company with the Commission as indicated.