Form 10KSB/A
period 1995-12-31
EUROTRONICS HOLDINGS INC
filed 1996-11-20
CIK 734089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended December 31, 1995

     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
Act   of   1934   (No   fee   required)   for   the   transition   period   from
___________to_____________.

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

            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 575-8073
                (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act: Common Stock $0.0001 Par Value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes              No XX

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's total consolidated revenues for the year ended December 31, 1995, were $-0-

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June 21, 1996, was $170,496.56.

     The number of shares outstanding of the issuer's common stock, par value $0.0001, as of June 21, 1996 was 4,420,336

                       Transitional Small Business Format
                                 Yes ____ No XX
                   Documents Incorporated by Reference: NONE

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Eurotronics Holdings, Inc. (formerly
Hamilton Exploration Co., Inc.)
Salt Lake City, Utah


We have audited the balance sheet of Eurotronics Holdings, Inc. (a development stage company) as of December 31, 1995 and the related statements of operations, changes in stockholders' equity, and cash flows from the date of inception (January 7, 1982) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hamilton Exploration Co., Inc. as of December 31, 1995 and the results of its operations, its changes in stockholders' equity and its cash flows from the date of inception (January 7,
1982) through December 31, 1995, in conformity with generally accepted accounting principles.

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



/s/ Anderson, Anderson & Strong
Anderson, Anderson & Strong

June 24, 1996

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                                  BALANCE SHEET
                                December 31, 1995

                                     ASSETS

CURRENT ASSETS
  Cash ......................................................           $  6,056
                                                                        --------
   Total current assets .....................................              6,056

OTHER ASSETS
  Investments - securities (Note 6) .........................            169,812
                                                                        --------
                                                                        $175,868
                                                                        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses ........................................           $  52,089
                                                                      ---------
    Total Current Liabilities .............................              52,089
                                                                      ---------
STOCKHOLDERS' EQUITY (Note 1):
  Common stock, $.0001 par value;
   Authorized, 200,000,000 shares;
   Issued, 4,420,336 shares at
   at December 31, 1995 ...................................                 442
  Additional paid-in capital ..............................             884,734
  Deficit accumulated during
    development stage .....................................            (761,397)
                                                                      ---------
                                                                        123,779
                                                                      ---------
                                                                      $ 175,868
                                                                      =========


              The accompanying notes are an integral part of these
                              financial statements

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1995 and 1994
    Period From Date Of Inception (January 7, 1982) Through December 31, 1995


                                                               Inception
                                                                Through
                                                                Dec. 31,
                                         1995        1994         1995

Revenue:
  Interest income ................   $    --      $    --     $  61,208
                                      ---------   ---------    ---------
                                          --          --         61,208
                                      ---------   ---------    ---------
Expenses:
  Investigation, evaluation and
   exploration of prospective
   mineral properties ............        --           --       424,416
  General and administrative .....     321,124         --       399,616
  Amortization and depreciation ..        --           --         1,000
                                      ---------   ---------    ---------
                                        321,124        --        825,032
                                      ---------   ---------    ---------
Net loss before taxes and
  extraordinary item .............     (321,124)       --       (763,824)
  Tax expense ....................        --           --           183
                                      ---------   ---------    ---------
Loss before extraordinary item ...    (321,124)        --      (764,007)
  Extraordinary item - debt
  settlement (note 7) ............       2,610         --         2,610
                                      ---------   ---------    ---------
NET LOSS .........................   $(318,514)   $    --     $(761,397)
                                      =========   =========    =========
NET INCOME (LOSS) PER COMMON SHARE
  Loss before extraordinary item      $    (.70)   $    --
  Extraordinary item .............          .01         --
                                      ---------    ---------
TOTAL ............................    $    (.69)   $    --
                                      =========    =========
Weighted average number of shares
 outstanding .....................     461,825       54,412
                                      =========    =========

    The accompanying notes are an integral part of these financial statements

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


                                                                                                Additional
                                                                 Common Stock    Common Stock     Paid-in    Accumulated
                                                                    Shares         Amount         Capital       Deficit

Issuance of common stock to incorporators
 for cash - 1982 ...........................................    15,000,000    $     1,500   $    28,500   $      --
Change in number of shares issued to .......................          --             --            --            --
 incorporators and price per share - 1983 ..................     2,142,857            214      (   214)          --
Issuance of common stock for cash - 1983 ...................    14,285,715          1,429        23,571          --
Public stock offering for cash, net of $111,627
 in underwriting expenses - 1984 ...........................    49,500,000          4,950       378,423          --
Sale of warrants (no warrants exercised - expired 1989) ....          --             --             100          --
Net loss for the period from date of inception
 (January 7, 1982) through December 31, 1993 ...............          --             --            --      ( 442,883)
                                                               -----------   -----------   -----------    -----------
Balance December 31, 1993 ..................................    80,928,572          8,093       430,380     (442,883)
                                                               -----------   -----------   -----------    -----------
Results of operations year ended December 31, 1994 .........          --             --            --            --
                                                               -----------   -----------   -----------    -----------
Balance December 31, 1994 ..................................    80,928,572          8,093       430,380    ( 442,883)
                                                                -----------   -----------   -----------    -----------
Reverse stock split 1 for 1,500 ............................   (80,874,160)   (     8,088)        8,088           --
Issuance of shares for no determinable
 consideration - May, 1995 .................................        76,667              8     (     8)           --
Issuance of shares for cash - July, 1995 ...................       172,500             17        17,233          --
Issuance of shares for services - July, 1995 ...............        10,000              1           999          --
Issuance of shares for debt - July, 1995 (note 7) ..........       226,500             23        22,627          --
Isuance of shares for cash - November, 1995 ................       510,000             51        50,949          --
Issuance of shares for services - November, 1995 ...........       112,000             11        11,189          --
Issuance of shares for cash - December, 1995 ...............       222,222             22        39,978          --
Issuance of shares for services - December, 1995 ...........     1,337,921            134       133,658          --
Issuance of shares for assets - December, 1995 .............     1,698,114            170       169,641          --
Results of operations year ended December 31, 1995 .........          --             --            --        (318,514)
                                                                -----------   -----------   -----------    -----------
Balance December 31, 1995 ..................................     4,420,336    $       442   $   884,734   $  (761,397)
                                                                ===========   ===========   ===========    ===========


                               The Accompany notes are an integral part of these financial statements

                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                                      STATEMENTS OF CASH FLOWS
                                               Years Ended December 31, 1995 and 1994
                              Period From Date Of Inception (January 7, 1982) Through December 31, 1995

                                                                                                                         Inception
                                                                                                                           Through
                                                                                                                          Dec. 31,
                                                                              1995                         1994             1995
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (Loss) ....................................................         $(318,514)                   $    --            $(761,397)
                                                                                                       ---------          ---------
  Adjustments to reconcile net (loss) to net cash
  used by operating activities:

     Increase (decrease) in accrued liabilities .................            47,679                         --               52,089
     Services paid with common stock ............................           145,992                         --              145,992
     Common stock issued for debt ...............................            22,650                         --               22,650
                                                                                                       ---------          ---------
     Total adjustments ..........................................           216,321                         --              220,731
                                                                                                       ---------          ---------
  Net cash (used) by operating activities .......................          (102,193)                        --            ( 540,666)
                                                                           ----------                  ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital contributions by incorporators ........................              --                           --               55,000
  Proceeds from public stock offering ...........................              --                           --              383,473
  Issuance of common stock for cash .............................           108,249                         --              108,249
                                                                                                       ---------          ---------
  Net cash provided by financing activities .....................           108,249                         --              546,722
                                                                                                       ---------          ---------

Net increase in cash ............................................             6,056                         --                6,056

Cash, beginning .................................................              --                           --                 --
                                                                                                       ---------          ---------
Cash, ending ....................................................         $   6,056                    $    --            $   6,056
                                                                            ===========                =========          =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of common stock for services .........................         $ 145,992                    $    --            $ 145,992
                                                                                                       =========          =========
  Issuance of common stock for debt .............................         $  22,650                    $    --            $  22,650
                                                                                                       =========          =========
  Issuance of common stock for investments ......................         $ 169,812                    $    --            $ 169,812
                                                                                                       =========          =========

                              The accompanying notes are an integral part of these financial statements

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

     On December 20, 1995 the Company approved an Agreement and Plan of Exchange between the Company, Eurotronics International Incorporated (EII) and EII's shareholders. The agreement stipulated that the Company issue and exchange shares of its common stock for all of the issued and outstanding shares of the common stock of EII. On May 8, 1996, the Company, EII and EII,s shareholders executed a rescission of the agreement. The rescission was made effective as of the date of the original agreement, December 20, 1995. Pursuant to the agreement, all shares of stock previously issued were returned, and all parties agreed to hold one another harmless. Consistent with the effective date of the rescission, this transaction has been considered void from its inception and, therefore, is not reflected in the financial statements.

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

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        As of December 31, 1995 and 1994

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

Exploration Expenses

     Exploration expenditures were charged to expense as incurred. No mineral reserves feasible for development were discovered.

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

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        As of December 31, 1995 and 1994

5. RELATED PARTY TRANSACTIONS

     On June 29, 1995 the Company entered into a consulting agreement with Canton Financial Services Corporation (CFS). At the time the consulting agreement was executed, Richard Surber was the sole officer and sole director of CFSC and also a director and vice president of the Company. On April 1, 1996 the Company executed a new consulting agreement with CFSC which replaced the previous one. Mr. Surber is no longer associated with the Company as an officer or director. During 1995 the Company issued a total of 112,000 shares of its common stock to CFS for services rendered in the amount of $11,200. The Company also issued 185,600 shares to Richard Surber to satisfy a debt owed to CFS for services rendered in the amount of $18,560, and 333,000 shares for services rendered in the amount of $33,300.

     During 1995 the Company issued 141,900 shares of its common stock to Ken Kurtz, the former president of the Company, for services rendered in the amount of $14,190. The Company also issued 83,792 shares to Parkstreet Investments for services relating to the Eurotronics International acquisition in the amount of $8,379. Mr. Kurtz is president of Parkstreet Investments.

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

6. INVESTMENTS

         Investment securities consist of the following at December 31, 1995:

              Company                                  Amount

         OMAP                                         $ 56,604
         Tianrong                                       56,604
         BRIA Communications                            56,604

                                                      $169,812

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        As of December 31, 1995 and 1994

6. INVESTEMENTS - continued

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

7. DEBT SETTLEMENT

     During 1995, the Company settled a debt with its transfer agent for cash, resulting in a gain of $2,610. Also during 1995, the Company settled other debt through the issuance of equity shares with no gain or loss, since the value of shares issued was considered to be equal to the amount of the debt.

8. SUBSEQUENT EVENTS

     Refer to Note 1. for a discussion of the rescinded transaction with Eurotronics International Incorporated and its shareholders.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of November, 1996.



Eurotronics Holdings Incorporated


/s/ Mark Tolman
----------------
Mark Tolman

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                          Date



/s/ Mark Tolman
Mark Tolman              President, Director                  November 18, 1996



/s/ Pat Gallegos
Pat Gallegos             Vice President, Director             November 18, 1996



/s/Michael Brodsky
Michael Brodsky          Secretary, Treasurer, Director       November 18, 1996