Form 10QSB
period 1996-09-30
EUROTRONICS HOLDINGS INC
filed 1996-11-20
CIK 734089

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996 .

     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
Act  of  1934  for  the   transition   period  from   _____________________   to
__________________.

     Commission file number:  0-13409


                        Eurotronics Holdings Incorporated
                 (Name of Small Business Issuer in Its Charter)

                    Utah                                       87-0550824
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


                1095 East 2100 South, Salt Lake City, Utah 84106
                    (Address of Principal Executive Offices)


                                 (801) 487-0888
                (Issuer's Telephone Number, Including Area Code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes No XX

     The number of shares outstanding of the issuer's common stock, par value $0.0001, as of November 19, 1996 was 4,520,336.


                                                             Total Pages:   8
                                                     Exhibit Index on Page:   8

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS  ................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............3

                                     PART II

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K ................................5

              SIGNATURES.......................................................6

              INDEX TO EXHIBITS................................................7

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS



     Unless otherwise indicated, the term "Company" refers to Eurotronics Holdings Incorporated and its subsidiaries and predecessors. Consolidated, unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended September 30, 1996 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 and incorporated herein by this reference.

                                    PART I

ITEM 1.           FINANCIAL STATEMENTS

INDEX TO  FINANCIAL STATEMENTS                                             PAGE

Balance Sheets..............................................................F-1

Statements of Operations ...................................................F-2

Statements of Cash Flows ...................................................F-3

Condensed Notes to Financial Statements.....................................F-4

                           EUROTRONICS HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


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

NOTE 2:           Acquisition of InterConnect West, Inc.

On July 16, 1996, the Company executed an Agreement for Exchange of Stock (the "Agreement") with InterConnect West, Inc., a Utah corporation ("ICW"), and Mark Tolman who prior to the Agreement owned 100% of the outstanding stock of ICW. The Agreement was made effective July 31, 1996. Under the Agreement, the Company acquired all outstanding shares of ICW, making ICW the Company's wholly-owned subsidiary.

For financial accounting purposes the acquisition is treated as a reverse acquisition and ICW is treated as acquiring the Company. The comparative figures presented in the consolidated financial statements are those of ICW and the limited assets and liabilities of Eurotronics have been recorded under the purchase method of accounting at their historical costs. The financial statements include the operations of ICW for all periods presented with the operations of Eurotronics included from the date of recapitalization. The operations of Eurotronics were immaterial prior to the recapitalization.

NOTE 3:       Additional footnotes included by reference

Except as indicated in the footnotes above there has been no other material change in the information disclosed in the notes to the financial statements included in the Company Annual Report on Form 10-KSB for the year ended December 31, 1995. Therefore those footnotes are included herein by reference.

                           EUROTRONICS HOLDINGS, INC.
                             Unaudited Balance Sheet
                    September 30, 1996 and December 31, 1995


                                                      September 30, December 31,
                                                           1996          1995
                                                        -----------  -----------
ASSETS
Current Assets
      Cash .........................................    $  21,272     $  23,838
      Accounts Receivable ..........................       89,375        17,770
                                                        ---------     ---------
      Total Current Assets .........................      110,647        41,608

Equipment, net depreciation ........................       37,317        23,638

Investments - securities ...........................         --         169,812

TOTAL ASSETS .......................................    $ 147,964     $ 235,058
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts Payable .............................    $  22,074     $  56,911
      Accrued Expenses .............................    $ 106,842     $  21,629
      Current portion of long-term debt ............         --           4,284
                                                        ---------     ---------
      Total Current Liabilities ....................      128,916        82,824

Long Term Debt .....................................       30,000        25,716

                                                        ---------     ---------
TOTAL LIABILITIES ..................................      158,916       108,540

STOCKHOLDERS' EQUITY:
      Common stock, $.0001 par value;
      Authorized, 200,000,000 shares;
      Issued, 19,935,717 shares at September 30,
      1996 and December 31, 1995 ...................        1,993         1,993
      Additional paid-in capital ...................        3,176       126,550
      Accumulated Deficit ..........................      (14,128)       (2,025)
                                                        ---------     ---------
TOTAL STOCKHOLDERS' EQUITY .........................      (10,952)      126,518

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........    $ 147,964     $ 235,058
                                                        =========     =========

                                                     EUROTRONICS HOLDINGS, INC.
                                                  Unaudited Statement of Operations
                                For The Three Months Ended September 30, 1996 and September 30, 1995
                                 For the Nine Months Ended September 30, 1996 and September 30, 1995


                                                          Three              Three               Nine               Nine
                                                          Months             Months             Months             Months
                                                           1996               1995               1996               1995
                                                      ---------------    ---------------    ---------------    ---------------

Revenue                                                 $     84,560       $     63,020       $   253,762        $     81,999
Cost of Revenue                                         $     29,165       $     31,133       $     99,713       $     46,568
                                                      ---------------    -----------------------------------------------------
Gross Profit                                                  55,395             31,887            154,049             35,431

Expenses:
      General and administrative                             124,760             22,029            166,739             32,312
      Amortization and depreciation                            1,213                     -           3,638                     -
                                                      ---------------    ---------------    ---------------    ---------------
                                                             125,973             22,029            170,377             32,312
                                                      ---------------    ---------------    ---------------    ---------------
Income (Loss) before income taxes:                           (70,578)             9,858            (16,328)             3,119
      Income taxes                                                    -                  -                  -                  -
                                                      ---------------    ---------------    ---------------    ---------------
NET INCOME (LOSS)                                       $    (70,578)      $      9,858       $    (16,328)      $      3,119
                                                      ===============    ===============    ===============    ===============

NET INCOME (LOSS) PER COMMON SHARE                     $           -      $             -    $             -    $             -
                                                      ===============    ===============    ===============    ===============

Weighted average number of shares
outstanding                                               19,935,717         19,935,717         19,935,717         19,935,717
                                                      ===============    ===============    ===============    ===============

                                                     EUROTRONICS HOLDINGS, INC.
                                                  Unaudited Statement of Cash Flows
                                     Nine Months Ended September 30, 1996 and September 30, 1995


                                                                                 Nine              Nine
                                                                                Months            Months
                                                                                 1996              1995
                                                                            ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                         $   (16,328)      $     3,119
                                                                            ---------------   ---------------

     Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
        (Increase) decrease in accounts receivable                                 (71,605)           (8,363)
        Increase (decrease) in accounts payable                                    (34,837)           17,786
        Increase (decrease) in accrued liabilities & current portion                84,913               652

                                                                            ---------------   ---------------
        Total adjustments                                                          (21,529)           10,075
                                                                            ---------------   ---------------

     Net cash (used) by operating activities                                       (37,857)           (6,956)
                                                                            ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          (13,678)

     Net cash provided (used) by investing activities                              (13,678)                  -
                                                                            ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net effect of recapitalization                                            $    48,831     $            -

     Net cash provided by financing activities                                      48,831                   -
                                                                            ---------------   ---------------

Net increase (decrease) in cash and equivalents                                     (2,704)           (6,956)

Cash and equivalents, beginning                                                     23,838                   -
                                                                            ---------------   ---------------

Cash and equivalents, ending                                                   $    21,134       $    (6,956)
                                                                            ===============   ===============


                                                             F-4

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     On July 16, 1996, the Company executed an Agreement for Exchange of Stock (the "Agreement") with InterConnect West, Inc., a Utah corporation ("ICW"), and Mark Tolman who prior to the Agreement owned of 100% of the outstanding capital stock of ICW. The Agreement was made effective June 17, 1996. Under the Agreement, the Company acquired all outstanding shares of ICW, making ICW the Company's wholly-owned subsidiary. For a description of the terms of the Agreement, see the Company's Form 10-QSB for the period ended June 30, 1996.

     ICW is the developer of Access Market Square, an electronic shopping mall on the World Wide Web. ICW designs web pages, known as storefronts, to businesses interested in advertising and marketing their products and services via the Internet. Through Access Market Square, Internet users can browse through a business entity's catalog and place orders electronically. Hundreds of businesses currently have storefronts in Access Market Square and those storefronts are visited over 60,000 times daily. The median cost for a storefront on Access Market Square is approximately $2,500 per year.

     On July 30, 1996, a majority of the Company's shareholders consented to, approved and ratified the Agreement to acquire ICW pursuant to a written consent executed in lieu of a shareholders' meeting. Of the 4,420,336 shares of common stock, par value $0.0001 ("Common Stock"), outstanding on that date, the holders of 2,996,824 shares, or 67%, voted to approve the Agreement. The shareholders also voted to change the Company's name to Access Market Square, Inc. and approved a 1-for 10 reverse split of the Company's Common Stock.

     Pursuant to Regulation 14C under the Securities Exchange Act of 1934 (the "Act"), the Company is in the process of disseminating an information statement to all shareholders who did not sign the written shareholders' consent. The Company is preparing proforma financial information required to be included in the information statement. The Company intends file a preliminary information statement within 1-2 weeks of the filing of this Form 10-QSB. The Company anticipates that it will file a definitive information statement 10 days after the preliminary version is filed. Neither the Agreement, the name change nor the reverse stock split will be effective until 20 days after the definitive information statement is filed.

       The Company conducts all of its operations through ICW and has no other operations. An understanding of the Company's financial condition is therefore not possible without reference to the operations and financial condition of ICW. Moreover, the Company believes that the acquisition of ICW is effective under relevant state law. Therefore, even though the Agreement with ICW is not yet effective for purposes of the Act, the Company has consolidated the operations of ICW into the financial statements that accompany this Form 10-QSB, and the following discussion treats the acquisition of ICW as effective.

     The Company's focus is to increase ICW's revenues by increasing the scope of ICW's operations. Pursuant to this objective, the Company is attempting to implement an aggressive marketing plan. Beginning in late 1996, ICW intends to hire two sales professionals to augment their current staff. If hired, these employees will be responsible for making sales calls to targeted businesses. They will also receive incoming sales calls from leads generated by Access Market Square's printed and online advertising. The Company also intends to hire a marketing professional to work with pricing, advertising, product definition and other key marketing tenets.

     To complement its telemarketing, the Company intends to employ a direct mailing campaign. This will consist of postage cards to be disseminated to approximately 20,000 individuals per month. This advertising will be targeted to individuals who desire programming and graphic art work in connection with the development of a personal web page. The goal of this direct mail marketing plan is to generate leads for the sale of Access Market Square storefronts. The Company is also planning to conduct a series of seminars to be held throughout North America. The goal of the seminars is two-fold. First, the Company will conduct face to face marketing of its storefronts to business entities suitable to market products and services via Access Market Square. Second, the Company will market business opportunities to individuals interested in selling Access Market Square storefronts on behalf of ICW. ICW has been involved in these seminars in the past and found them very lucrative.

     The Company hopes to implement this marketing plan as a means of increasing ICW's revenues and market penetration. The Company has estimated the annual cost of this new marketing plan at approximately $1,408,000. This amount greatly exceeds the $67,825 in expenses which ICW incurred during the 1995 fiscal year, and will therefore put increased strain on ICW's liquidity. However, the Company believes that such expenditures will result in revenues for ICW that greatly exceed those of 1995. Therefore, the Company has estimated that much of the cash flow necessary to implement the marketing plan can be generated through revenues. The Company is currently investigating additional methods of potential financing, including a potential future private offering of debt securities and/or a public or private offering of its Common Stock. No material steps toward obtaining such financing have been taken and the Company can provide no assurances that ICW's revenues will be sufficient to cover its marketing costs or that other means of raising capital will be available to ICW.

     The Company anticipates spending an additional $50,000 on computer equipment and Internet connection fees to supplement its current facilities. The Company believes that these capital expenditures are necessary for ICW to maintain its current service level in light of anticipated increases in the scope of ICW's operations. Management believes that the cash needed for this equipment can also be generated through ICW's revenues or through an offering of the Company's securities.

Results of Operations

     Gross revenues for the nine months ended September 30, 1996 were $253,762 compared to $81,999 for the same period in 1995. During the three months ended September 30, gross revenue was $84,560 for 1996 and $63,020 for 1995.

     Costs of revenues increased from $46,568 during the first nine months of 1995 to $98,713 for the same period in 1996. Costs of revenues for the third quarter in 1996 were $29,165 compared to 31,133 for the same period in 1995.

     Gross profit was $154,059 for the nine months ended September 30, 1996 and $35,431 for the quarter ended the same date. Gross profit as a percentage of revenues was 60.1% and 43.2%, respectively. Selling, general, and administrative expenses were $170,337 from January 1 through September 30, 1995 and $32,312 for the comparable period in 1996. For the quarter ended September 30, selling, general, and administrative expenses were $22,029 for 1995 and $125,973 for 1996.

     Net loss was $16,328 during the nine months ended September 30, 1996 compared to a net profit of $3,119 during the comparable period in 1995. For the quarter ended September, the Company recorded a net loss in the amount of $70,578 in 1996 compared to a net profit of $9,858 in 1995.

Capital Resources and Liquidity

     The Company had a net working  capital  deficit of $18,269 as of  September
30, 1996 compared to a working capital deficit of $16,717 at the end of September 1995. The main reason behind this working capital decrease is an increase in accrued expenses from operations.

     Net stockholders' equity in the Company was $126,518 at the end of December 1995, as compared to a deficit of $126,518 as of September 30, 1996. This decrease is primarily due to the acquisition of ICW.

                                     PART II



ITEM 6.


     (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 6 of this Form 10-QSB, which is incorporated herein by reference.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fiscal quarter ended September 30, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on ts behalf by the undersigned, thereunto duly authorized, this 19th day of November 1996.

Eurotronics Holdings Incorporated


/S/ Mark Tolman
Mark Tolman, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Signature                Title                              Date


/s/ Mark Tolman          President, Director                November 19, 1996
Mark Tolman


/s/Michael Bodsky       Secretary Treasurer and Director    November 19, 1996
Michael Brodsky

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