Form 10QSB/A
period 1996-09-30
EUROTRONICS HOLDINGS INC
filed 1996-12-12
CIK 734089

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A



(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996 .

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________to_________________.


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

Statements of Cash Flows....................................................F-3

Condensed Notes to Financial Statements.....................................F-4

                           EUROTRONICS HOLDINGS, INC.
                            Unaudited Balance Sheets
                    September 30, 1996 and December 31, 1995


                                                     September 30,  December 31,
                                                          1996           1995
                                                       ---------       --------
ASSETS
Current Assets
      Cash ...................................         $ 21,272         $ 17,782
      Accounts Receivable ....................           89,375           17,770
                                                       --------         --------
      Total Current Assets ...................          110,647           35,552

Equipment, net depreciation ..................           37,317           23,638

TOTAL ASSETS .................................         $147,964         $ 59,190
                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts Payable ...............................   $  22,074    $   4,822
      Accrued Expenses ...............................   $ 106,842    $  21,629
      Current portion of long-term debt ..............       4,284        4,284
                                                         ---------    ---------
      Total Current Liabilities ......................     133,200       30,735

Long Term Debt .......................................      25,716       25,716

                                                         ---------    ---------
TOTAL LIABILITIES ....................................     158,916       56,451

STOCKHOLDERS' EQUITY:
      Common stock, $.0001 par value;
      Authorized, 200,000,000 shares;
      Issued, 19,935,717 shares at September 30,1996 .       1,993        1,000
      Additional paid-in capital .....................       5,408        3,764
      Accumulated Deficit ............................     (18,353)      (2,025)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' EQUITY ...........................     (10,952)       2,739

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $ 147,964    $  59,190
                                                         =========    =========

                  See notes to unaudited financial statements.

                                                     EUROTRONICS HOLDINGS, INC.
                                                 Unaudited Statements of Operations
                                For The Three Months Ended September 30, 1996 and September 30, 1995
                                 For the Nine Months Ended September 30, 1996 and September 30, 1995


                                                                Three              Three               Nine               Nine
                                                                Months             Months             Months             Months
                                                                 1996               1995               1996               1995
                                                            ---------------    ---------------    ---------------    ---------------
Revenue ..........................................        $     84,560         $     63,020        $    253,762         $     81,999
Cost of Revenue ..................................        $     29,165         $     31,133        $     99,713         $     46,568
                                                          ------------         ------------        ------------         ------------
Gross Profit .....................................              55,395               31,887             154,049               35,431

Expenses:
      General and administrative .................             124,760               22,029             166,739               32,312
      Amortization and depreciation ..............               1,213                 --                 3,638                 --
                                                          ------------         ------------        ------------         ------------
                                                               125,973               22,029             170,377               32,312
                                                          ------------         ------------        ------------         ------------
Income (Loss) before income taxes: ...............             (70,578)               9,858             (16,328)               3,119
      Income taxes ...............................                --                   --                  --                   --
                                                          ------------         ------------        ------------         ------------
NET INCOME (LOSS) ................................        $    (70,578)        $      9,858        $    (16,328)        $      3,119
                                                          ============         ============        ============         ============

NET INCOME (LOSS) PER COMMON SHARE ...............        $       --           $       --          $       --           $        --
                                                          ============         ============        ============         ============

Weighted average number of shares
outstanding ......................................          19,935,717           19,935,717          19,935,717           19,935,717
                                                          ============         ============        ============         ============

                                            See notes to unaudited financial statements.
                                                                 F-2

                           EUROTRONICS HOLDINGS, INC.
                       Unaudited Statements of Cash Flows
           Nine Months Ended September 30, 1996 and September 30, 1995


                                                             Nine          Nine
                                                            Months        Months
                                                             1996         1995
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss) .................................   $(16,328)   $  3,119

     Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
        (Increase) decrease in accounts receivable .....    (71,605)     (8,363)
        Increase (decrease) in accounts payable ........     17,252      17,786
        Increase (decrease) in accrued liabilities
        & current portion ..............................     85,213         652
                                                           --------    --------

     Net cash (used) by operating activities ...........     14,532      13,194
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ..............................    (13,679)    (20,151)
                                                           --------    --------

     Net cash provided (used) by investing activities ..    (13,679)    (20,151)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net effect of recapitalization ....................      2,637        --
                                                           --------    --------

     Net cash provided by financing activities .........      2,637        --
                                                           --------    --------

Net increase (decrease) in cash and equivalents ........      3,490      (6,957)

Cash and equivalents, beginning ........................     17,782        --
                                                           --------    --------

Cash and equivalents, ending ...........................   $ 21,272    $ (6,957)
                                                           ========    ========

                  See notes to unaudited financial statements.

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

NOTE 2:  Acquisition of InterConnect West, Inc.

     On July 16, 1996, the Company executed an Agreement for Exchange of Stock (the "Agreement") with InterConnect West, Inc., a Utah corporation ("ICW"), and Mark Tolman who prior to the Agreement owned 100% of the outstanding stock of ICW. The Agreement was made effective July 31, 1996. Under this Agreement, the Company acquired all outstanding shares of ICW, making ICW the Company's wholly-owned subsidiary. The Agreement has been approved by the Company's shareholders and is effective under relevant state law. The Company has therefore treated the Agreement as effective in its financial statements. However, the Agreement will not be effective for purposes of the Securities Exchange Act of 1934 (the "ACT") until an information statement is distributed to the appropriate shareholders pursuant to Regulation 14C under the Act. The Company is now in the process of desseminating that information statement. All references to quantities of common stock mentioned in this paragraph account for the 1 for 10 reverse split of the Company's common stock which will also be effective upon proper dessemination of an information statement.

     As a result of this recapitalization of ICW, the common stock of ICW (1,000 shares with a par value of $1.00) was transferred to Eurotronics and Eurotronics issued 17,504,532, shares of common stock. In addition, 1,944,948 shares of common stock were issued to Canton Financial Services Corporation (CFS) for services in arranging the recapitalization. CFS is also due a payment of $100,000 payable at the Company's option in either cash or common stock. Also, 44,203 shares of common stock were issued to James Tilton, the Company's former president and director for services in arranging the recapitalization. Prior to the recapitalization, Eurotronics had 442,034 shares of common stock outstanding.

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

NOTE 3:       Debt Settlement

Prior the recapitalization described in Note 2, the Company settled all prior fees due to CFS in connection with its consulting agreement with CFS through the exchange of its investment securities. As a result of this transaction, the Company eliminated all of its liabilities and was left with no assets.

NOTE 4:       Additional footnotes included by reference

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

     Costs of revenues increased from $46,568 during the first nine months of 1995 to $98,713 for the same period in 1996. Costs of revenues for the third quarter in 1996 were $29,165 compared to $31,133 for the same period in 1995.

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

     Net stockholders' equity in the Company was $2,739 at the end of December 1995, as compared to a deficit of $510,952 as of September 30, 1996. This decrease is primarily due to the acquisition of ICW.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19TH day of November 1996.

Eurotronics Holdings Incorporated


 /s/ Mark Tolman
Mark Tolman, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                         Date
---------                       -----                         ----
/s/ Mark Tolman             President and Director            November 19, 1996
----------------
 Mark Tolman

/s/ Pat Gallegos            Vice-President and Director       November 19, 1996
-----------------
 Pat Gallegos

/s/ Michael Brodsky         Secretary-Treasurer and Director  November 19, 1996
-------------------
 Michael Brodsky

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

27              9          Audited Financial Statements of InterConnect West for
                           fiscal year ended December 31, 1995.

* These exhibits appear in the manually signed original copies of the respective filings made by the Company with the Commission as indicated.