Form 10KSB/A
period 1995-12-31
EUROTRONICS HOLDINGS INC
filed 1997-04-08
CIK 734089

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

           470 East 3900 South, Suite 205, Salt Lake City, Utah 84107
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 281-0888
                (Issuer's Telephone Number, Including Area Code)

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

     The number of shares outstanding of the issuer's common stock, par value $0.0001, as of March 31, 1997 was 4,420,336.

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

Dividends

         The Company has not declared any dividends on its Common Stock during the last two fiscal years. There are no restrictions that limit the Company's ability to dividends, other than those generally imposed by applicable state law. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. The Company does not anticipate the payment of future dividends.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

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

         The Company's accumulated deficit increased by $318,514 during the year ended December 31, 1995 compared with no change during the prior year ended December 31, 1994. The increase in the accumulated deficit was primarily due to a substantial increase in general and administrative expenses primarily resulting from an increase in consulting expenses incurred in attempting to locate a suitable merger or other business combination. The Company has been able to satisfy these expenses largely through the issuance of Common Stock and therefore without the need to expend cash. However, the Company can provide no assurances that it will continue to meet these expenses through the issuance of Common Stock during the next twelve months. Moreover, if the Company successfully completes a merger or acquisition, it will likely need to raise additional capital.

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

         The Consulting Agreement, which has a one-year term, provides for CFSC to be paid a monthly consulting which is the greater of: (a) $20,000 or (b) the actual fee of services provided by CFSC staff, which fee is calculated by multiplying the number of hours worked by CFSC's staff by the stipulated hourly rate for each CFSC employee. The Consulting Agreement gives the Company the option of paying the monthly fees in the form of restricted Common Stock or cash. All shares that the Company issues to CFSC are restricted stock and are valued at one half (1/2) of the average bid price on the last day of the month in which services are rendered. CFSC will also receive a finder's fee equal to 9.9% of the market value of the assets received by the Company in connection with any merger or acquisition transaction. Richard Surber, the former vice president and a director of the Company is also the president and a director of CFSC. Ken Kurtz, formerly the Company's president, treasurer and a director, is also an employee of CFSC. (For more information on the Company's current management, see Item 9 - Directors, Executive Officers, Promoters and Control Persons).

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, since its inception (January 7, 1982), the Company has been in the development stage and has suffered recurring losses from operations, raising substantial doubt about its ability to continue as a going concern. The long term continuation of the Company as a going concern is dependent upon the Company's ability to obtain additional capital. The financial statements do not include any adjustments that might result if the Company is unable to obtain additional capital.



/s/ Anderson, Anderson & Strong
--------------------------------
Anderson, Anderson & Strong

June 24, 1996
Salt Lake City, Utah

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        As of December 31, 1995 and 1994

2.  GOING CONCERN

     The Company is in the development stage and has suffered recurring losses since inception. Its continuation as a going concern will ultimately depend on obtaining additional capital. The Company believes it can sustain its existence for the next twelve months.

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

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of April 1997.



Eurotronics Holdings Incorporated


/s/ Mark Tolman
----------------
Mark Tolman

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                          Date

/s/ Mark Tolman
---------------
Mark Tolman              President, Director                  April 7, 1997




/s/ Fred Muehlmann       Secretary-Treasurer, Director        April 7, 1997
------------------
Fred Muehlmann