Form 10-Q/A
period 1996-09-30
EUROTRONICS HOLDINGS INC
filed 1997-04-08
CIK 734089

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-2



(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


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


                                 (801) 281-0888
                (Issuer's Telephone Number, Including Area Code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes No XX

     The number of shares outstanding of the issuer's common stock, par value $0.0001, as of March 31, 1996 was 4,520,336.
                                                             Total Pages:   8
                                                   Exhibit Index on Page:   8

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION........................................3

                                     PART II
ITEM 5.  OTHER INFORMATION.....................................................5

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.................................5

              SIGNATURES.......................................................6

              INDEX TO EXHIBITS................................................7

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


     Unless otherwise indicated, the term "Company" refers to Eurotronics Holdings Incorporated and its subsidiaries and predecessors. Unaudited, interim financial statements including a balance sheet for the Company as of the fiscal quarter ended September 30, 1996 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-8 and incorporated herein by this reference.


                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO  FINANCIAL STATEMENTS                                             PAGE

Balance Sheets...............................................................F-1

Statements of Operations.....................................................F-2

Statements of Stockholders' Equity...........................................F-3

Statements of Cash Flows.....................................................F-4

Notes to Financial Statements................................................F-5

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                                  Balance Sheet
              September 30, 1996 (Unaudited) and December 31, 1995

                                                      September 30   December 31
                                                           1996          1995
                                                        ----------- -----------
ASSETS
Current Assets
   Cash ......................................         $      0         $  6,056

Total Current Assets .........................                0            6,056
Other Assets
   Investment - securities ...................                0          169,812

TOTAL ASSETS .................................         $      0         $175,868
                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accrued expenses ...........................        $   1,842      $  52,089

Total Current Liabilites ......................            1,842         52,089
                                                       ---------       --------
Shareholders' Equity
  Common stock par value $.0001; 200,000,000
    shares authorized; 4,420,336 and 4,420,336
    shares issued .............................               442          442
   Additional paid-in capital .................           884,734      884,734
   Deficit accumulated during development stage          (887,018)    (761,397)
                                                         ---------    --------
Total Shareholders' Equity ....................           (1,842)      123,779
                                                         ---------     --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY ..........................       $       0    $   175, 868
                                                          =========    ========
                       See notes to financial statements.
                                      F-1

                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                                      STATEMENTS OF OPERATIONS
                          For The Three Months Ended September 30, 1996 and September 30, 1995 (Unaudited)
                           For The Nine Months Ended September 30, 1996 and September 30, 1995 (Unaudited)
                                    Period From Date of Inception (January 7, 1982) Through September 30, 1996 (Unaudited)

                                                                                                                         Inception
                                                              Three           Three          Nine           Nine          Through
                                                              Months          Months         Months         Months     September 30,
                                                               1996           1995            1995           1995            1996
                                                           ----------      -----------     --------    -----------        ----------
Revenue:
     Debt settlement ....................................   $      --      $      --      $      --      $     2,610    $     2,610
     Interest Income ....................................          --             --             --             --           61,208
                                                          -----------      -----------    -----------    -----------    -----------
                                                                                                               2,610         63,818
Expenses:
     Investigation, evaluation and exploration of
         prospective mineral properties .................          --             --             --             --          424,416
     General and administrative .........................        89,718         53,389         97,320         87,557        433,484
     Amortization and depreciation ......................          --             --             --             --            1,000
     Loss on investment securities ......................        28,301           --           28,301           --           28,301
                                                            -----------      -----------  -----------    -----------    -----------
                                                                118,019         53,389        125,621         87,557        887,201
                                                            -----------      -----------  -----------    -----------    -----------
Income (Loss) before income taxes .......................      (118,019)       (53,389)      (125,621)       (84,947)      (887,201)
     Income taxes .......................................          --             --             --             --              183
                                                            -----------      -----------  -----------    -----------    -----------
NET INCOME (LOSS) .......................................   $  (118,019)   $   (53,389)   $  (125,621)   $   (84,947)      (887,018)
                                                            ============   ============   ============   ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE ......................   $    (0.03)    $     (0.26)   $     (0.03)    $   (0.41)
                                                            ===========    ===========    ===========    ===========
 average number of shares outstanding ...................     4,420,336        206,752      4,420,336        206,752
                                                            ===========    ===========    ===========    ===========

                                                 See notes to financial statements.

                                                                F-2

                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                                  STATEMENTS OF STOCKHOLDER' EQUITY
                       Period From Date of Inception ( January 7, 1982) Through September 30, 1996 (Unaudited)

                                                                                    Additional
                                                              Common Stock          Common Stock          Paid-In        Accumulated
                                                                 Shares                Amount             Capital          Deficit
Issuance of common stock to incorporators
  for cash - 1992 ......................................        15,000,000        $     1,500        $    28,500               --
Change in number of shares issued to
  incorporators and price per share - 1983 .............         2,142,857                214               (214)              --
Issuance of common stock fr cash - 1983 ................        14,285,715              1,429             23,571               --
Public stock offering for cash, net of $111,627
  in underwriting expenses - 1984 ......................        49,500,000              4,950            378,423               --
Sale of warrants .......................................              --                 --                  100               --
Net loss for the period from date of inception
  (January 7, 1982) through December 31, 1992 ..........              --                 --                 --             (442,883)


Balance December 31, 1992 ..............................        80,928,572              8,093            430,830           (442,883)
                                                               -----------        -----------        -----------        -----------

Results of operations year ended Dec 31, 1993 ..........              --                 --                 --
                                                               -----------        -----------        -----------        -----------

Balance December 31, 1993 ..............................        80,928,572              8,093            430,830           (442,883)
                                                               -----------        -----------        -----------        -----------

Results of operations year ended Dec 31, 1994 ..........              --                 --                 --                 --
                                                              -----------         ----------         ----------         -----------

Balance December 31, 1994 ..............................        80,928,572              8,093            430,830           (442,883)
                                                               -----------        ----------          ----------         -----------

Reverse stock split, 80, 928, 572 to 54,412 ............       (80,874,160)            (8,088)             8,088               --
Issuance of shares for no determinable
  consideration - May 1995 .............................            76,667                  8                 (8)              --
Issuance of shares for cash - July 1995 ................           172,500                 17             17,233               --
Issuance of shares for services - July 1995 ............            10,000                  1                999               --
Issuance of shares for debt - July 1995 ................           226,500                 23             22,627               --
Issuance of shares for cash - November 1995 ............           510,000                 51             50,949               --
Issuance of shares for services - November 1995 ........           112,000                 11             11,189               --
Issuance of shares for cash - December 1995 ............           222,222                 22             39,978               --
Issuance of shares for services - December 1995 ........         1,337,921                134            133,658               --
Issuance of shares for assets - December 1995 ..........         1,698,114                170            169,641               --
Results of operations year ended Dec 31, 1995 ..........              --                 --                 --             (318,514)
                                                                 -----------       ----------           --------          ---------
Balance December 31, 1995 ..............................         4,420,336        $       442        $   884,734        $  (761,397)
                                                                 -----------       ----------          ---------           --------
Results of operations nine months ended
   September 30, 1996 ..................................              --                 --                 --             (125,621)

Balance September 30, 1996 .............................         4,420,336        $       442        $   884,734        $  (887,018)
                                                                ==========        ===========        ===========        ===========

                                                 See notes to financial statements.

                                                                F-3

                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                                       STATEMENT OF CASH FLOWS
                               Nine Months Ended September 30, 1996 and September 30, 1995 (Unaudited)
                       Period From Date of Inception ( January 7, 1982) Through September 30, 1996 (Unaudited)


                                                                                             Inception
                                                                  Nine          Nine           Through
                                                                 Months        Months         September 30,
                                                                  1996          1995            1996
                                                               ----------    -----------    ----------

CASH FLOWS FROM OPERATING ACTIVITES:

  Net (Loss) ..............................................    $(125,621)    $ (84,947)    $(887,018)

  Adjustments to reconcle net (loss) to net cash used by operating activities:

      Increase (decrease) in accrued liabilities ..........      (50,247)       44,074         1,842
      Services paid with common stock .....................         --          23,650       145,992
      Common stock issued for debt ........................         --            --          22,650
      Permanent decline in investments ....................       28,301          --          28,301
      Decrease in assets:
      Investments .........................................      141,511          --         141,511


                                                                --------       --------      --------
Total Adjustments .........................................      119,565        67,724       340,296
                                                                ---------      ---------    ---------

  Net cash (used) by operating activities .................       (6,056)      (17,223)     (546,722)
                                                                ---------      ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital contributions by incorporators ..................         --            --          55,000
  Proceeds from public stock offering .....................         --            --         383,473
  Issuance of common stock for cash .......................         --          17,250       108,249
                                                                 ----------    ---------     --------
  Net cash provided by financing activities ...............         --          17,250       546,722
                                                                  ---------    ---------    ---------

  Net increase in cash ....................................       (6,056)           27             0

  Cash, beginning .........................................        6,056             0             0
                                                                  ---------    ---------    ---------

  Cash, ending ............................................    $      0        $    27    $        0
                                                                 ==========    =========   =========

                                                 See notes to financial statements.


                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

NOTE 1:  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for fiscal year ended December 31, 1995.

In management's opinion, the accompanying consolidated unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The interim operation results are not necessarily indicative of the results for the fiscal year ending December 31, 1996.

NOTE 2:  Debt Settlement

Effective  July 16,  1996,  the  Company  settled  all prior  fees due to Canton
Financial Services Corporation ("CFS") in connection with its consulting agreement by transferring the Companys's investment securities to CFS. This transaction eliminated all of the Company's liabilites at the time and left the Company with no assets.

NOTE 3:  Proposed Acquisition of InterConnect West, Inc.

On July 16, 1996, the Company executed an Agreement for Exchange of Stock with InterConnect West, Inc., a Utah corporation ("ICW"), and Mark Tolman who prior to the Agreement owned 100% of the outstanding stock of ICW. The Agreement was made effective July 31, 1996. On February 11, 1997, the Company executed an Amended Agreement for the Exchange of Stock ("Agreement") which superceded the July 16, 1996 agreement between the parties. Under this Agreement, the Company will acquire all outstanding shares of ICW, making ICW the Company's wholly-owned subsidiary. The Agreement is subject to the approval of a majority of the Company's shareholders and is not yet effective. All references to common stock mentioned in this paragraph account for a 1 for 2 reverse stock split, which is to be effected by Eurotronics at or before closing of theAgreement.

Under the Agreement the common stock of ICW (1,000 shares with a par value of $1.00) will be transferred to the Company and the Company will issue 2,300,000 shares of its common stock to Mark Tolman. In addition, 316,620 shares of common stock will be issued to CFS for services rendered to the Company in connection with the Agreement. CFS is also due a payment of $100,000 cash payment within 90 days of the execution of the Agreement. Also, 15,000 shares of common stock will be issued to James Titlon, the Company's former president and director for services rendered in the negotiation of the Agreement.

NOTE 4:  Pro forma Statements

For financial accounting purposes the proposed acquisition of ICW (see note 3) will be treated as a reverse acquisition and ICW will be treated as acquiring the Company. Pro forma statements presented herein are those of ICW and the limited assets and liabilities of Eurotronics have been recorded under the purchase method of accounting at their historical costs. The pro forma statements include the operations of ICW for all periods presented with the operations of Eurotronics included from the date of recapitalization. The operations of Eurotronics were immaterial prior to the recapitalization.

                        Pro Forma Combined Balance Sheet
                    September 30, 1996 and December 31, 1995


                                                     September 30,  December 31,
                                                           1996          1995
                                                        ---------    -----------
ASSETS
Current Assets
      Cash ...........................................   $  21,272    $  17,782
      Accounts Receivable ............................      89,375       17,770
                                                         ---------    ---------
      Total Current Assets ...........................     110,647       35,552

Equipment, net depreciation ..........................      37,317       23,638

TOTAL ASSETS .........................................   $ 147,964    $  59,190
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts Payable ...............................   $  22,074    $   4,822
      Accrued Expenses ...............................   $ 106,842    $  21,629
      Current portion of long-term debt ..............        --          4,284
                                                         ---------    ---------
      Total Current Liabilities ......................     128,916       30,735

Long Term Debt .......................................      30,000       25,716

                                                         ---------    ---------
TOTAL LIABILITIES ....................................     158,916       56,451

STOCKHOLDERS' EQUITY:
      Common stock, $.0001 par value;
      Authorized, 200,000,000 shares;
      Issued, 4,841,788 shares at September 30, 1996 .         484        1,000
      Additional paid-in capital .....................       7,401        3,764
      Accumulated Deficit ............................     (18,353)      (2,025)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' EQUITY ...........................     (10,952)       2,739

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $ 147,964    $  59,190
                                                         =========    =========


                                             Pro Forma Combined Statement of Operations
                                For The Three Months Ended September 30, 1996 and September 30, 1995
                                 For the Nine Months Ended September 30, 1996 and September 30, 1995


                                                                 Three              Three               Nine               Nine
                                                                 Months             Months             Months             Months
                                                                  1996               1995               1996               1995
                                                           ---------------    ---------------    ---------------    ---------------

Revenue ..............................................        $    84,560         $    63,020        $   253,762         $    81,999
Cost of Revenue ......................................        $    29,165         $    31,133        $    99,713         $    46,568
                                                                                                     -----------         -----------
Gross Profit .........................................             55,395              31,887            154,049              35,431

Expenses:
      General and administrative .....................            124,760              22,029            166,739              32,312
      Amortization and depreciation ..................              1,213                --                3,638                --
                                                              -----------         -----------        -----------         -----------
                                                                  125,973              22,029            170,377              32,312
                                                              -----------         -----------        -----------         -----------
Income (Loss) before income taxes: ...................            (70,578)              9,858            (16,328)              3,119
      Income taxes ...................................               --                  --                 --                  --
                                                              -----------         -----------        -----------         -----------
NET INCOME (LOSS) ....................................        $   (70,578)        $     9,858        $   (16,328)        $     3,119
                                                              ===========         ===========        ===========         ===========

NET INCOME (LOSS) PER COMMON SHARE ...................        $      --           $      --          $      --           $      --
                                                              ===========         ===========        ===========         ===========

Weighted average number of shares
outstanding ..........................................          4,841,788           4,841,788          4,841,788           4,841,788
                                                              ===========         ===========        ===========         ===========

                                                                F-7

NOTE 6:  Additional footnotes included by reference

Except as indicated in the footnotes above there has been no other material change in the information disclosed in the notes to the financial statements included in the Company Annual Report on Form 10-KSB for the year ended December 31, 1995. Therefore those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S PLAN OF OPERATION



     On July 16, 1996, the Company executed an Agreement for the Exchange of Stock with InterConnect and InterConnect's sole shareholder, Mark Tolman. The Agreement was made effective July 30, 1996. On February 11, 1997, the Company executed an Amended Agreement for the Exchange of Stock which superseded the July 16, 1996 agreement between the parties (the Amended Agreement for the Exchange of Stock shall hereinafter be referred to as the "Agreement"). Pursuant to the Agreement and subject to shareholder approval, the Company will acquire 100% of InterConnect's outstanding capital stock, making InterConnect its wholly-owned subsidiary. The acquisition was structured as a tax-free exchange of stock under the Internal Revenue Code of 1986, as amended.

     InterConnect is the developer of Access Market Square, an electronic shopping mall on the World Wide Web. InterConnect designs web pages, known as storefronts, for businesses interested in advertising and marketing their products and services via the Internet. Through Access Market Square, Internet users can browse through a business entity's catalog and place orders electronically. Hundreds of businesses currently have storefronts on Access Market Square and those storefronts are visited over 60,000 times daily. The median cost for a storefront on Access Market Square is approximately $2,500 per year. InterConnect's principal offices are located at 470 East 3900 South, Suite 205, Salt Lake City, Utah 84107. InterConnect's telephone number is 801-281-0888.

     In exchange for the proposed acquisition of InterConnect, the Company agreed to issue shares of Common Stock to James Tilton, Canton Financial Services Corporation, a Nevada corporation ("CFSC"), and Mark Tolman. Mr. Tilton, the Company's former president and director, will receive 15,000 shares of Common Stock. The shares to be issued to Mr. Tilton under the Agreement are consideration for services rendered by Mr. Tilton in the negotiation of the Agreement. The resale of these shares is restricted pursuant to Rule 144 ("Rule 144") under the Securities Act of 1933 (the "Act").

     CFSC, who served as a financial consultant to the Company from April 1995 to March 1997, will be issued shares of Common Stock as a finder's fee for introducing the Company to InterConnect and for financial services CFSC rendered to the Company in connection with the Agreement. CFSC will receive 316,620 shares of Common Stock. The Company is obligated to register all shares to be issued to CFSC pursuant to an appropriate registration statement under the Act. The 316,620 shares of Common Stock are to be issued as follows: (1) 79,155 shares shall be issued as soon after the execution of the Agreement as is practicable; (2) 79,155 shares shall be issued within 90 days of the execution of the Agreement; (3) 79,155 shares shall be issued within 180 days of the execution of the Agreement; and (4) 79,155 shares shall be issued within 270 days of the execution of the Agreement. CFSC shall also receive a $100,000 cash payment within 90 days of the execution of the Agreement.

     Finally, the Company will issue to Mark Tolman 2.3 million shares of Common Stock, all of which shall be restricted pursuant to Rule 144. Mr. Tolman, the sole shareholder of InterConnect, shall receive these shares as consideration for his transfer of 100% of InterConnect's capital stock to the Company. After the Agreement is effective, Mr. Tolman will own a controlling interest in the Company's outstanding stock. Mr. Tolman was appointed as the Company's president and director in connection with the Company's pending acquisition of InterConnect.

     The Agreement is subject to the approval of a majority of the Company's shareholders and is not yet effective. The Company will hold an annual meeting of shareholders at which the Agreement will be discussed and submitted to shareholder ballot. The Company is planning to hold the meeting after it has sent a definitive information statement to all of its shareholders pursuant to Regulation 14C of the Securities Exchange Act. If the Agreement is approved, the Company will conduct all of its operations through InterConnect. The Company has no other operations, and has not recorded any revenue from operations during the last two fiscal years. An understanding of the Company's financial condition is therefore not possible without reference to the operations and financial condition of InterConnect. Accordingly, even though the Agreement with InterConnect is not yet effective, the following paragraphs will treat the Agreement as if it were effective for purposes of discussing the Company's plan of operation.

     Assuming the Company's shareholders approve the Agreement, the Company's focus will be to increase InterConnect's revenues by expanding InterConnect's operations. Pursuant to this objective, the Company will attempt to implement an aggressive marketing plan. Beginning in 1997, InterConnect intends to hire two sales professionals to augment its current staff of five. If hired, these employees will be responsible for making sales calls to targeted businesses. They will also receive incoming sales calls from leads generated by Access Market Square's printed and online advertising. The Company also intends to hire a marketing professional to work with pricing, advertising, product definition and other key marketing tenets.

     To complement its anticipated future telemarketing, the Company intends to employ a direct mailing campaign. This will consist of postage cards to be disseminated to approximately 20,000 individuals per month. This advertising will be targeted to individuals who seek programming and graphic art work in connection with the development of a personal web page. The goal of this direct mail marketing plan is to generate leads for the sale of Access Market Square storefronts. The Company is also planning to conduct a series of seminars to be held throughout North America during the next fiscal year. The goal of the seminars is two-fold. First, the Company will conduct face to face marketing of its storefronts to business entities suitable to market products and services via Access Market Square. Second, the Company will market business opportunities to individuals interested in selling Access Market Square storefronts on behalf of InterConnect. InterConnect has been involved in these seminars in the past and found them very lucrative.

     The Company hopes to implement this marketing plan as a means of increasing InterConnect's revenues and market penetration. The Company has estimated the annual cost of this new marketing plan at approximately $1,408,000. This amount greatly exceeds the $67,825 in expenses which InterConnect recorded on its most recent audited financial statements, and will therefore put increased strain on InterConnect's liquidity. However, the Company believes that such expenditures will result in revenues for InterConnect that greatly exceed its previous revenues. Therefore, the Company has estimated that much of the cash flow necessary to implement the marketing plan can be generated through revenues. These estimates are based on a business plan formulated by the Company's management. The Company is currently investigating additional methods of potential financing, including a potential future private offering of debt securities and/or a public or private offering of its Common Stock. The Company can provide no assurances that InterConnect's revenues will be sufficient to cover its marketing costs or that other means of raising capital will be available to InterConnect.

     If the Agreement is approved by a majority of the Company's shareholders, the Company anticipates spending an additional $50,000 on computer equipment and Internet connection fees to improve its current facilities. The Company believes that these capital expenditures are necessary for InterConnect to maintain its current service level in light of anticipated increases in the scope of InterConnect's operations. Management believes that the cash needed for this equipment can also be generated through InterConnect's revenues or through an offering of the Company's securities.

     If the Agreement is not ultimately approved, the Company will likely resume its quest for a suitable merger or acquisition candidate. Since the Company does not have any current sources of revenue, it is likely that any future merger or acquisition would involve the Company issuing shares of its Common Stock. The Company will also need to raise additional funds to satisfy its cash requirements if the Agreement is not approved.

ITEM 5.  OTHER INFORMATION


     On February 11, 1997, the Company's board of directors voted to recommend to its shareholders that the Company effect a 1-for-2 reverse stock split of the Company's issued and outstanding Common Stock. The board recommended the reverse split because they believed that the number of issued and outstanding shares of Common Stock was disproportionately large compared to the Company's revenue, net income and net worth. The reverse stock split has not been approved by the Company's shareholders but will be voted upon at a meeting of shareholders. The Company intends to hold this shareholders' meeting upon completing the dissemination of a definitive information statement to its shareholders pursuant to Regulation 14C of the Securities Exchange Act of 1934.
The Company will send a notice of annual meeting to its shareholders when the date of the meeting is known.

                                     PART II


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

Eurotronics Holdings Incorporated


/s/ Mark Tolman
---------------------------
Mark Tolman, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                          Date
---------                        -----                          ----

/s/ Mark Tolman                 President and Director          April 7, 1997
--------------------
  Mark Tolman



/s/ Frank Muehlmann             Secretary-Treasurer             April 7, 1997
-------------------
  Frank Muehlmann

                                INDEX TO EXHIBITS


EXHIBIT   PAGE
NO.       NO.     DESCRIPTION OF EXHIBIT


10(a)      *      Agreement  of  Exchange  of Stock  signed  on July  15,  1996, effective June 17, 1996, by and between the Company and InterConnect West, Inc. (Incorporated herein by reference from the Company's Form 10-QSB filed with the Commission on July
                  18, 1996.)

10(b)     13      Amended  Agreement of Exchange of Stock signed on February 11,
                  1997 by and between the Company and InterConnect West, Inc., Mark Tolman, James Tilton and Canton Financial Services
                  Corporation

28(a)    F-1      Audited Financial  Statements for InterConnect  West, Inc. for
                  fiscal year end December 31, 1995

28(b)    11       Response  to  January 9, 1997,  Comment  Letter  issued by the
                  Securities and Exchange Commission


* These exhibits appear in the manually signed original copies of the respective filings made by the Company with the Commission as indicated.