Form 10KSB
period 1996-12-31
EUROTRONICS HOLDINGS INC
filed 1997-09-23
CIK 734089

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended December 31, 1996.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

     Commission file number:  0-13409

                        Eurotronics Holdings Incorporated
                 (Name of Small Business Issuer in Its Charter)

                    Utah                                 87-0550824
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

             1130 John Anderson Drive - Ormond Beach, Florida 32176
                    (Address of Principal Executive Offices)

                                 (904) 441-1031
                (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(g) of the Exchange Act: Common Stock $0.0001 Par Value

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for the year ended December 31, 1996, were $0.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 26, 1997, was $150,045.

     The number of shares outstanding of the issuer's common stock, par value $0.0001, as of August 26, 1997 was 3,943,187.

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS ...........................................   3

ITEM 2.  DESCRIPTION OF PROPERTY ...........................................   4

ITEM 3.  LEGAL PROCEEDINGS .................................................   4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   4


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..........   5

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .........   6

ITEM 7.  FINANCIAL STATEMENTS ..............................................   6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE ............................   7


                                    PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................    7

ITEM 10. EXECUTIVE COMPENSATION ...........................................    8

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...    8

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................    9

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K ................................    9

     SIGNATURES ...........................................................   10

     INDEX TO EXHIBITS ....................................................   11

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

     As  used  herein  the  term  "Company"   refers  to  Eurotronics   Holdings
Incorporated, a Utah corporation, and its predecessors unless the context indicates otherwise. The Company was incorporated in Utah on July 7, 1982 as Hamilton Exploration Co., Inc., to engage in the investigation, acquisition, exploration, development and mining of mineral properties, with particular emphasis on gold and other precious metals. Such activities were pursued from incorporation until December 1989 when the Company ceased active operations. Between 1989 and April 1995, the Company did not engage in operations of any type. In early 1995, the Company began exploring opportunities to merge with or acquire other viable business entities.

     The present name of the Company was adopted in conjunction with a subsequently rescinded December 20, 1995 merger with Eurotronics International Incorporated, a Nevada corporation ("EII"). The merger provided that EII would become a wholly-owned subsidiary of the Company. The only asset of EII consisted of a subsidiary, Eurotronics Information Technology NV. Eurotronics Information Technology NV is a computer information company that specializes in computer software systems in Belgium. The Company intended that Eurotronics Information Technology NV would continue its business as it had been operating, merge with other businesses and add additional products.

     On May 8, 1996, the Company, EII and EII's shareholders executed a Rescission of the agreement and a Release of All Claims (the "EII Rescission"). The EII Rescission was made effective as of the date of the agreement, December 20, 1995. The decision to rescind the Agreement was reached because EII had not been able to obtain the necessary audited financial statements related to Eurotronics Information Technology NV and neither the Company nor EII had the financial resources to continue to wait for audited financial statements from this entity. For more information on the EII transaction, see the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

     After rescission of the EII transaction, the Company once again focused its attention toward locating a viable merger or acquisition candidate. On July 16, 1996, the Company entered into a tax-free exchange of stock with InterConnect West, Inc., a Utah corporation ("InterConnect")and Mark Tolman, who was InterConnect's sole shareholder. This Agreement for the Exchange of Stock was made effective July 30, 1996. InterConnect is the developer of Access Market Square, an electonic shopping mall on the World Wide Web. InterConnect programs and designs linked Internet web pages which allow businesses to advertise and market their products over the Internet. For more information on InterConnect and its business plan, see the Company's Form 10-QSB for quarter ended September 30, 1996.

     Between July 1996 and February 1997, disputes arose concerning the consideration which was to be paid to the parties as a result of the acquisition of InterConnect. On February 11, 1997 and in order to resolve these disputes, the Company executed an Amended Agreement for the Exchange of Stock which superseded the July 16, 1996 agreement between the parties (the Amended Agreement for the Exchange of Stock shall hereinafter be referred to as the "Amended Agreement"). The Amended Agreement reduced the number of shares which were to be issued as consideration for the acquisition of InterConnect and decreased the dilution of shareholder equity which would have resulted from the July 16, 1996 agreement. The Amended Agreement was subject to shareholder approval and the Company filed a preliminary information statement and notice of shareholders' meeting with the Securities Exchange Commission to notify shareholders of the proposed transaction. However, neither the Amended Agreement nor the acquisition of InterConnect was ultimately approved by the Company's shareholders.

     Between February and May 1997, the Company sought capital to finance the acquisition of InterConnect. The Company had prepared to make a private placement of debentures. However, due largely to the delays in effecting the acquisition, the Company was unable to raise any capital through the intended private offering. The Company sought alternative forms of financing, but could not secure financing on terms which management believed were favorable to the Company. Accordingly, the Company believed it had no practical way to generate the capital necessary to make the acquisition of InterConnect successful.

     On June 3, 1997, the Company appointed Mel Fields and Paul Burke as officers and directors of the Company. Upon the appointment of Mr. Fields and Mr. Burke, Mark Tolman, Fred Muehlmann and Nick Nickerson all resigned from their respective positions as officers and directors of the Company. On June 4, 1997, the Company executed a Rescission of Amended Agreement for the Exchange of Stock and Mutual Release of all Claims (the "InterConnect Rescission"). None of the shares to be issued as consideration for the acquisition of InterConnect were ever issued. Pursuant to the InterConnect rescission, InterConnect and the Company also released each other from substantially all of the claims that either had against the other as a result of the failed acquisition of InterConnect. The resignations of Tolman, Muehlmann and Nickerson were a result of the Company's decision not to further pursue the acquisition of InterConnect and were not the result of any disagreements with the Company, the Company's management or any policies or practices of the Company.

Business of Issuer

     Since the EII Rescission and the InterConnect Rescission, the Company has been a dormant public company without any operations or any assets. The
Company's current business plan involves finding a suitable merger or acquisition candidate who can provide the Company with a basis for successful operations. The Company's management is in the process of prospecting for, interviewing and performing the necessary due diligence to structure a successful merger or acquisition. Since the Company does not have any liquid assets, the Company intends to acquire business opportunities through the issuance of its equity securities. This will likely result in future dilution of the ownership interest enjoyed by the Company's current shareholders. However, there can be no assurances that the Company will be able to negotiate a corporate merger or acquisition or if such a combination is achieved, that it will be profitable, worthwhile or sustainable.

     The Company is currently negotiating with Sun Fun Products, Inc., a manufacturer and distributor of sun tan products based in Daytona Beach, Florida ("Sun Fun"). The Company is attempting to acquire all outstanding capital stock of Sun Fun through a subsidiary of the Company. Sun Fun is 100% owned by Paul Burke, who was appointed as the Company's director on June 3, 1997 and Mr. Burke has resigned from his positions as officer and director of the Company to facilitate negotiations. The Company is also attempting to acquire the 28,500 square foot manufacturing facility in which Sun Fun conducts its operations from Mr. Burke. All negotiations for the acquisition of Sun Fun are preliminary and no definitive agreements have been executed as of the filing date of this Form 10-KSB.

     The Company does not currently produce any goods or provide any services. The Company does not have any employees, full or part-time, aside from its officers and directors. (For more information on the Company's management, see "Item 9 - Directors, Executive Officers, Promoters and Control Persons").

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company does not own, directly, indirectly or partially, any interest in any warehouses, offices, real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters before a vote of its shareholders during the fourth quarter of 1996 or subsequent to that date.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the OTC Bulletin Board on November 15, 1995 under the symbol "HMLD." In December of 1995, the symbol changed to EUHI to reflect the change in the Company's name.

     The table set forth below lists the range of high and low bids of the Company's Common Stock for each quarter subsequent to the time trading commenced on November 15, 1995 through June 30, 1997. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.


     Calendar Year       Quarter                          High           Low
     1995                Fourth (partial period)         .4375           .25
     1996                First                             .75           .25
                         Second                            .75           .13
                         Third                            1.31           .13
                         Fourth                           1.31           .28
     1997                First                            1.37           .38
     ----
                         Second                            .81           .10


     As of August 26, 1997, there were approximately 559 holders of record holding a total of 3,943,187 shares of Common Stock. The Company has not declared any cash dividends for the last two fiscal years. The Company does not anticipate declaring any cash dividends in the near future. There are no restrictions that limit the Company's ability to pay dividends, other than those generally imposed by applicable state law. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the company's earnings, capital requirements, financial condition, and other relevant factors. The Company does not anticipate the payment of future dividends.

Reverse Stock Split

     On May 22, 1995, the Company's board of directors and owners of a majority of the Common Stock approved a 1:1500 reverse stock split of the Common Stock, effective on the same day. Prior to the Reverse Stock Split, there were 195,928,572 shares of Common Stock issued and outstanding, whereas after the Reverse Stock Split 131,079 shares were outstanding. The Company issued one full share to any person holding fractional shares as a result of the Reverse Stock Split. The number of shares authorized for issuance remained at 200 million. For more information on the Company's board of directors and controlling shareholders, see "Item 9 - Directors, Executive Officers, Promoters and Control Persons."

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

     The Company has not had revenues from operations in either of the last two fiscal years. In July 1996, the Company executed an agreement to acquire a Utah company known as InterConnect West, Inc. The Company executed this agreement with the intention of contributing significant amounts of capital to InterConnect and expanding InterConnect's marketing focus. For more information on the Company's business plan with respect to InterConnect, see the Company's Form 10-QSB for quarter ended September 30, 1996. The Company was relying upon its ability to obtain outside financing to make the capital contributions necessary to expand InterConnect's operations. Due largely to delays in the consummation of the acquisition, the Company was unable to generate the capital necessary to finance the successful acquisition of InterConnect. Under the control of new management, the Company executed an agreement to terminate and rescind the acquisition of InterConnect on June 4, 1997.

     In December 1995, the Company acquired Eurotronics International Incorporated, a Nevada corporation which owned a computer information company specializing in computer software systems in Belgium ("EII"). In May 1996, the acquisition of EII was rescinded because EII could not deliver audited financial information required to be delivered by EII pursuant to the acquisition agreement. Because both the EII and the InterConnect agreements were rescinded, the Company did not consolidate the financial statements of either InterConnect or EII in the years 1995 and 1996.

     Since the acquisition of InterConnect was rescinded, the Company has been searching for a viable candidate for merger or acquisition. The Company lacks any significant cash flow or assets and the Company's intent is therefore to issue shares of its Common Stock as consideration for any subsequent merger or acquisition. This will likely result in substantial future dilution of the current ownership interest of the Company's shareholders. If the Company effects a future merger or acquisition, it will need financing to satisfy the cash requirements of its merger/acquisition partner. The nature and extent of these requirements will depend upon the kind of business acquired by the Company. Given the Company's limited cash flow and history of operating losses, there is a substantial risk that the Company will not be able to raise the capital necessary to make a subsequent merger or acquisition successful. The Company intends to raise capital primarily through private offerings of its Common Stock and can provide no assurances that it will be able to generate sufficient capital in this manner. This is especially significant considering the Company's inability to finance the acquisition of InterConnect.

     The Company is currently in negotiations with Paul Burke to acquire Sun Fun Products, Inc., a Florida corporation which manufactures sun tan lotions and related products. Mr. Burke is a former director of the Company and is the sole owner of Sun Fun Products. The Company is also in negotiations to purchase a the manufacturing facility owned by Mr. Burke and currently utilized by Sun Fun in the manufacture of its products. The building has an appraised value of $675,000. No agreement for this acquisition has been executed by the Company as of the filing date of this Form 10-KSB and the Company has no binding obligations or rights stemming from this proposal. The Company anticipates that if an agreement to acquire Sun Fun is ultimately executed by the Company, it will require the Company to issue shares of Common Stock to, and execute promissory notes in favor of, Mr. Burke as consideration for his transfer of the manufacturing facility and sun tan products concern.

     The Company does not currently have any full or part time employees, aside from its officers and directors. The Company is substantially dependent upon the services of its officers and directors, who have no formal compensation arrangements with the Company. If the Company ultimately effects a merger of acquisition, it will likely need to hire employees to perform the operations of the acquired company. The number of employees will depend on the nature and extent of the business acquired. If the Company ultimately acquires Sun Fun Products, it will assume the employment arrangements currently existing between Sun Fun and its employees.

ITEM 7.  FINANCIAL STATEMENTS

     Please see pages F-1 through F-9.

Andersen Andersen & Strong                        941 East 3300 South, Suite 202
Certified Public Accountant and Business Consultants  Salt Lake City, Utah 84106
Member SEC Practice of the AICPA                          Telephone 801-486-0096
                                                                Fax 801-486-0098
                                                        E-mail KAndersen@msn.com


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Eurotronics Holdings Incorporated (formerly
Hamilton Exploration Co., Inc.)
Salt Lake City, Utah

We have audited the balance sheet of Eurotronics Holdings Incorporated (a development stage company) as of December 31, 1996 and the related statements of operations, changes in stockholders' equity, and cash flows from the date of inception (January 7, 1982) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Eurotronics Holdings Incorporated as of December 31, 1996 and the results of its operations, its changes in stockholders' equity and its cash flows from the date of inception (January 7, 1982) through December 31, 1996, in conformity with generally accepted accounting principles.

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



                                          /s/Andersen, Andersen & Strong
                                          August 5, 1997
                                          Salt Lake City, Utah

                        EUROTRONICS HOLDINGS INCORPORATED
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                                  BALANCE SHEET
                                December 31, 1996

                                     ASSETS

CURRENT ASSETS:
  None .........................................................    $      --

   Total current assets ........................................    $      --



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses .............................................    $   145,780
  Bank overdraft ...............................................             76

    Total Current Liabilities ..................................        145,856

STOCKHOLDERS' EQUITY (Note 1):
  Common stock, $.0001 par value;
   Authorized, 200,000,000 shares;
   Issued, 4,520,336 shares at
   at December 31, 1996 ........................................            452
  Additional paid-in capital ...................................        914,724
  Deficit accumulated during
    development stage ..........................................     (1,061,032)

                                                                      (145,856)

                                                                    $      --

   The accompanying notes are an integral part of these financial statements.

                        EUROTRONICS HOLDINGS INCORPORATED
                          (A Development Stage Company)
                    Formerly Hamilt on Exploration Co., Inc.
                             STATEMENT OF OPERATIONS
                     Years Ended December 31, 1996 and 1995
      Period From Date Of Inception (January 7, 1982) To December 31, 1996

                                                                          Inception
                                                                           Through
                                                                          Dec. 31,
                                               1996            1995          1996

Revenue:
  Interest income .....................    $      --       $      --       $    61,208

                                                  --              --            61,208

Expenses:
  Investigation, evaluation and
   exploration of prospective
   mineral properties .................           --              --           424,416
  Loss on investment securities .......         28,302            --            28,302
  General and administrative ..........        271,333         321,124         670,949
  Amortization and depreciation .......           --              --             1,000
                                             ---------        ---------       --------
                                                299,635        321,124      1,124,667

Net loss before taxes and
  extraordinary item ..................      ( 299,635)       ( 321,124)   ( 1,063,459)
  Tax expense .........................           --              --               183

Loss before extraordinary item ........      ( 299,635)       ( 321,124)   ( 1,063,642)
  Extraordinary item - debt
  settlement (note 6) .................           --             2,610           2,610

NET LOSS ..............................    $  (299,635)    $  (318,514)    $(1,061,032)
                                           ===========     ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
  Loss before extraordinary item           $(     .07)     $(       70)
  Extraordinary item                               -              .01

TOTAL                                      $(     .07)     $(    .69)
                                           ===========     ===========
Weighted average number of shares
 outstanding                                  4,456,226        461,825
                                            ==========      ==========

                              The accompanying notes are an inegral part of these financial statements

                                                                F-2

                                                                 EUROTRONICS HOLDINGS INCORPORATED

                                                                            (A Development Stage Company)
                                                                       Formerly Hamilton Exploration Co., Inc.
                                                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      Period From Date of Inception (January 7, 1982) Through December 31, 1996


                                                                                                 Additional
                                                                 Common Stock    Common Stock      Paid-in       Accumulated
                                                                   Shares           Amount         Capital         Deficit
                                                                 -----------    -----------    -----------    --------------

Issuance of common stock to incorporators
 for cash - 1982 ...........................................    15,000,000    $     1,500   $    28,500   $      --
Change in number of shares issued to .......................          --             --            --            --
 incorporators and price per share - 1983 ..................     2,142,857            214   (      214)          --
Issuance of common stock for cash - 1983 ...................    14,285,715          1,429        23,571          --
Public stock offering for cash, net of $111,627
 in underwriting expenses - 1984 ...........................    49,500,000          4,950       378,423          --
Sale of warrants (no warrants exercised - expired 1989) ....          --             --             100          --
Net loss for the period from date of inception
 (January 7, 1982) through December 31, 1994 ...............          --             --            --    (    442,883)
                                                                ----------    ------------   ----------- -----------

Balance December 31, 1994 ..................................    80,928,572          8,093       430,380  (    442,883)
                                                                ----------    ------------   ----------  -----------
Reverse stock split l for 1,500 - 1995 .....................   (80,874,160)   (    8,088)        8,088           --
Issuance of shares for no determinable
consideration...............................................        76,667              8           (8)          --
Issuance of shares for cash - 1995 .........................       904,722             90       108,160          --
Issuance of shares for services - 1995 .....................     1,459,921            146       145,846          --
Issuance of shares for assets - 1995 .......................     1,698,114            170       169,641          --
Issuance of shares for debt - 1995 .........................       226,500             23        22,627          --
Results of operations year ended December 31, 1995 .........          --             --            --    (   318,514)
                                                               -----------     -----------   ----------- -----------
Balance December 31, 1995 ..................................     4,420,336            442       884,734  (   761,397)
                                                               ----------      ----------    ----------- -----------
Issuance of shares for costs of proposed merger - 1996 .....       100,000             10        29,990          --
Results of operations year ended December 31, 1996 .........          --             --            --    (   299,635)
                                                               ----------       ---------    ----------- -----------
Balance December 31, 1996 ..................................     4,520,336    $       452   $   914,724   $(1,061,032)
                                                               ==========      ==========   ============  ===========

   The accompanying notes are an integral part of these financial statements.

                                                                          EUROTRONICS HOLDINGS INCORPORATED
                                                                            (A Development Stage Company)
                                                                       Formerly Hamilton Exploration Co., Inc.
                                                                              STATEMENTS OF CASH FLOWS
                                                                       Years Ended December 31, 1996 and 1995
                                                      Period From Date Of Inception (January 7, 1982) Through December 31, 1996



                                                                                   Inception
                                                                                    Through
                                                                                    Dec. 31,
                                                        1996           1995           1996

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (Loss) ...................................   $  (299,635)   $  (318,514)   $(1,061,032)

  Adjustments to reconcile net (loss) to net cash used by operating activities:

     Increase in accrued liabilities ...........       235,201         47,679        287,290
     Services paid with common stock ...........        30,000        145,992        175,992
     Common stock issued for debt ..............          --           22,650         22,650
     Loss due to permanent decline in investment        28,302           --           28,302

     Total adjustments .........................       293,503        216,321        514,234

  Net cash (used) by operating activities ......   (     6,132)    (  102,193)     ( 546,798)


CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital contributions by incorporators .......          --             --           55,000
  Proceeds from public stock offering ..........          --             --          383,473
  Issuance of common stock for cash ............          --          108,249        108,249

  Net cash provided by financing activities ....          --          108,249        546,722

Net increase (decrease) in cash ................   (     6,132)         6,056      (      76)

Cash, beginning ................................         6,056           --             --

Cash (bank overdraft), ending ..................   $       (76)   $     6,056    $       (76)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

  Issuance of common stock for services ........   $    30,000    $   145,992    $   175,992

  Issuance of common stock for debt ............   $      --      $    22,650    $    22,650

  Issuance of common stock for investments .....   $      --      $   169,812    $   169,812

  Investments exchanged for debt settlements ...   $   141,510    $      --      $   141,510


                             The accompanying notes are an integral part of these financial statments.

                                                                F-4

                        EUROTRONICS HOLDINGS INCORPORATED
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                          NOTES TO FINANCIAL STATEMENTS
                        As of December 31, 1996 and 1995

1.  BUSINESS ACTIVITY

The Company was incorporated as a Utah corporation on January 7, 1982 for the primary purpose of investigating and evaluating prospective mineral properties for possible acquisition. On January 27, 1982, the Company sold 15,000,000 shares of its $.001 par value common stock for investment purposes to two corporations and four individuals at $.002 per share for a total of $30,000. On July 27, 1983, the Company adjusted the number of shares issued to reflect a purchase price of $.00175 per share instead of $.002 per share. On August 5, 1983, the Company sold an additional 14,285,714 shares at $.00175 to two affiliated corporations and two individuals for $25,000. During 1984, the Company sold 49,500,000 shares of its common stock to the public at $.01 per share and received net proceeds of $383,373. On May 22, 1995 the Company adopted a 1,500 for 1 reverse stock split. On May 23, 1995 the Company issued 76,667 shares of common stock for services of undetermined value. Also during 1995 an additional 4,289,257 shares were issued: 904,722 for cash, 1,459,921 for services, 226,500 for debt, and 1,698,114 for other assets. During 1996, 100,000 shares were issued for costs associated with a proposed merger.

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

On December  20, 1995, the Company  approved an  Agreement  and Plan of Exchange between the Company, Eurotronics International Incorporated (EII) and EII's shareholders. The agreement stipulated that the Company issue and exchange shares of its common stock for all of the issued and outstanding shares of the common stock of EII. On May 8, 1996, the Company, EII and EII's shareholders executed a rescission of the agreement. The rescission was made effective as of the date of the original agreement. On July 30, 1996 the Company approved an Agreement and Plan of Exchange between the Company, InterConnect West, Inc. (InterConnect), and InterConnect's shareholders. The agreement stipulated that the Company issue and exchange shares of its common stock for all of the issued and outstanding shares of the common stock of InterConnect. This agreement was later amended on February 3, 1997. On June 3, 1997 the Company, InterConnect and InterConnect's shareholders executed a rescission of the agreement. The rescission was made effective as of the date of the original agreement.

                        EUROTRONICS HOLDINGS INCORPORATED
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        As of December 31, 1996 and 1995

1.  BUSINESS ACTIVITY - Continued

Consistent with the effective dates of the rescissions, these transactions have been considered void from inception and, therefore, are not reflected in the financial statements, except for the costs incurred.

2.  GOING CONCERN

The Company is in the development stage and has suffered recurring losses since inception. Its continuation as a going concern will ultimately depend upon obtaining additional capital or completing a merger with a "going concern" entity. The Company believes it can sustain its existence for the next twelve months.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization Costs

Organization costs were capitalized and amortized over 60-month period on a straight-line basis.

Exploration Expenses

Exploration expenditures were charged to expense as incurred. No mineral reserves feasible for development were discovered.

Income (Loss) Per Share

The computation of income (loss) per common share is based on the average number of shares outstanding during the period. A reverse stock split in May 1995 is considered to have occurred retroactively for all periods shown in statements of operations.

4. INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting principle is immaterial. At December 31, 1996 the Company had a net operating loss ("NOL") carryforward for United States income tax purposes of approximately $1,032,000. The NOL carryforward expires in increments beginning in 1999. The Company has a capital loss carryover of approximately $28,000 expiring in 2001. The Company's ability to utilize its net NOL carryforward is subject to the realization of taxable income in future years, and under certain circumstances, the Tax Reform Act of 1986 restricts a corporation's use of its NOL carryforward.

                        EUROTRONICS HOLDINGS INCORPORATED
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        As of December 31, 1996 and 1995


4. INCOME TAXES - Continued

Furthermore, due to the Company's issuance of additional stock in 1995 and 1996, the use of its NOL carryforward could be substantially limited. The Company believes that there is at least a 50% chance that the carryforward will expire unused, therefore, no tax benefit has been reported in the financial statements.

5. RELATED PARTY TRANSACTIONS

On June 29, 1995 the Company entered into a consulting agreement with Canton Financial Services Corporation (CFSC). At the time the consulting agreement was executed, Richard Surber was the sole officer and sole director of CFSC and also a director and vice president of the Company. On April 1, 1996 the Company executed a new consulting agreement with CFSC which replaced the previous one. The new agreement expired on March 7, 1997. Mr. Surber is no longer associated with the Company as an officer or director. During 1995 the Company issued a total of 112,000 shares of its common stock to CFS for services rendered in the amount of $11,200. The Company also issued 92,800 shares to Richard Surber for services rendered in the amount of $9,280, and 333,000 shares for services rendered in the amount of $33,300.

During 1995 the Company issued 141,900 shares of its common stock to Ken Kurtz, the former president of the Company, for services rendered in the amount of $14,190. The Company also issued 83,792 shares to Park Street Investments for services relating to the Eurotronics International acquisition in the amount of $8,379. Mr. Kurtz is president of Park Street Investments.

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

                        EUROTRONICS HOLDINGS INCORPORATED
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        As of December 31, 1996 and 1995

6. DEBT SETTLEMENT

During 1995, the Company settled a debt with its transfer agent for cash, resulting in a gain of $2,610. Also during 1995 and 1996 the Company settled other debt through the issuance of equity shares with no gain or loss, since the value of shares issued was considered to be equal to the amount of the debt.

7. FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at December 31, 1996 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

8. SUBSEQUENT EVENTS

Refer to Note 1. for a discussion of the rescinded transactions with Eurotronics International Incorporated and InterConnect West, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS,EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers Promoters and Control Persons

         The current officers and directors of the Company are set forth in the following table.

         Name                       Age     Position(s) and Office(s)

         Melvin Fields              72      President, Director

         Joe Betras                 50      Director

         Melvin Fields, was appointed president and a director on June 3, 1997 and has been a real estate agent, insurance broker and a jobber for a privately owned T-shirt company over much of his career including the past five years. He is a limited partner in four different car agencies and owns a leather leaf farm in Costa Rica.

         Joe Betras, has been a director of the Company since July 27, 1997. For the past five years, Mr. Betras has been the owner and chairman of the board of Betras Plastics, a privately held company grossing $17 million in annual sales over the last several years.

Legal Proceedings of Potential Control Person

         Allen Wolfson may be deemed to have significant influence and "control" (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) over the affairs of the Company by virtue of his indirect ownership of approximately 20% of the Company's issued and outstanding shares of Common Stock. Mr. Wolfson is the sole shareholder of A-Z Professional Consultants, Inc., a Utah corporation which provides general business consulting services. A-Z is the registered owner of 754,129 restricted shares of Common Stock which it acquired in December 1995. In 1986, Mr. Wolfson was convicted of violating 18 U.S.C. ss.371; 18 U.S.C. ss.ss.1001 and 1002; and 18 U.S.C. ss.ss.1014 and 1002 in the U.S. District Court for the Middle District of Florida, Tampa Division (the "Florida Court"). Mr. Wolfson was on probation for these offenses until May 1995. In February 1995, a complaint was filed with the Florida Court alleging that Mr. Wolfson had violated the terms of the probation. The Florida Court changed the jurisdiction of the matter to the U.S. District Court for the District of Utah, Central Division (the "Utah Court"). The Utah Court heard the matter in August 1995 and on October 20, 1995, the Court ruled that a violation of the original terms of the probation had occurred. This finding effectively revoked Mr. Wolfson's probation. The Utah Court judge signed a written order containing new terms of probation, including a term which prohibits Mr. Wolfson from engaging in directly in any transaction, including the purchase and sale of stock, in connection with stock promotion or any stock offering.

         On October 9, 1996,  Allen  Wolfson was  charged  with  securities  law violations.  This criminal  matter was filed in the U.S.  District Court for the
Southern  District of New York. The complaint  alleges that Mr. Wolfson violated
Section  10b of the  Securities  Exchange  Act of 1934 by making  payment  to an undercover  agent of the Federal  Bureau of  Investigation,  who was posing as a broker, for the purchase of stock in an unaffiliated corporation. As of the date of this filing, no court date has been set with respect to the criminal charges.
On  October  10,  1996,  the  Securities  and  Exchange   Commission   initiated
administrative  proceedings  against  Wolfson.  This  administrative  action  is premised upon the same  allegations  contained in the  complaint  pending in the
Southern District of New York. An administrative  hearing has been scheduled for
May 12, 1997.  The Company has been informed  that Mr.  Wolfson has not yet been charged for any of the actions alleged in the criminal complaint.

Compliance with Section 16(a) of the Exchange Act

         The Company is aware that Melvin Fields, the Company's president and a director, failed to timely file Form 3 as required by Section 16(a) of the Securities and Exchange Act of 1934. However, the Company is in the process of preparing the required forms for filing with the SEC.

         The Company is aware that Joe Betras, a director of the Company, failed to timely file Form 3 as required by Section 16(a) of the Securities and Exchange Act of 1934. However the Company is in the process of preparing the required forms for filing with the SEC.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information concerning the stock ownership as of August 5, 1997, with respect to (i) each person who is known to the Company to be a beneficial owner of more than 5 percent of the Company's common stock; (ii) all directors; (iii) each of the executive officers; and (iv) all directors and executive officers as a group:

                      Name and Address               Amount and Nature of   Percent
Title of Class        of Beneficial Owner            Beneficial Ownership   of class
--------------        -------------------            --------------------   --------
Common Stock          A-Z Professional Consultants, Inc      754,129        19.12%
($0.0001 par value)   268 West 400 South, Suite 300
                      Salt Lake City, UT 84101

Common Stock          BRIA Communications Corporation        566,038        14.35%
($0.0001 par value)   82-66 Austin Street
                      Kew Gardens, NY 11415

Common Stock          Richard Surber                       1,442,436(1)      36.58%
($0.0001 par value)   268 West 400 South, Suite 302
                      Salt Lake City, UT 84101

Common Stock          Canton Financial Services Corporation   308,507         7.82%
($0.0001 par value)   268 West 400 South, Suite 300
                      Salt Lake City, UT 84101


Directors and Executive Officers

                    Name and Address                 Amount and Nature of    Percent
Title of Class      of Beneficial Owner             Beneficial Ownership*    of class
--------------      -------------------            ---------------------    --------
Common Stock        All Directors and Executive                 -0-             -0-
($0.0001 value)     Officers as a Group (1 Person)

_______________________
     1 Includes the 754,129 shares beneficially owned by A-Z Professional Consultants, Inc., a Utah corporation of which Mr. Surber is President and sole officer and director. Also includes the 308,507 shares owned by Canton Financial Services Corporation, a Nevada corporation of which Mr. Surber is president and director. Mr. Surber disclaims beneficial ownership of these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 20, 1995, the Company entered into separate Stock Exchange Agreements with BRIA Communications Corporation, Tianrong Building Material Holdings, Inc. ("TBMH") and OMAP Holdings Incorporated (n/k/a China Food and Beverage Company). Pursuant to these Agreements, the Company acquired a quantity of common stock in each company equivalent to $300,000 divided by the average bid and asked prices for the stock of each company on the date of issuance. In return, the Company issued each public entity a quantity of Common Stock equivalent to $300,000 divided by the average bid and asked prices for the Common Stock on the date of issuance. Due to the fact that the shares of stock transferred were restricted as to resell and due to the illiquid trading markets for the stock transferred, the Company valued the stock in each of the three companies at $56,604 in its financial statements for fiscal year ended December 31, 1995. James Tilton, Aster De Schrijver, and Jane Zheng were the Company's officers and directors when these transactions occurred. At the same time, Tilton, De Schrijver, and Zheng also served as officers and directors of BRIA, TBMH, and OMAP. Accordingly, these Stock Exchange Agreements may not have been negotiated at arm's length.

         On July 16, 1996, the Company executed an Agreement for the Exchange of Stock with InterConnect West, Inc. and Mark Tolman, the sole owner of InterConnect. The purpose of that agreement was for the Company to acquire all outstanding capital stock of InterConnect, a Utah corporation which operates an Internet mall. Mark Tolman was not a director of the Company at the time when this Agreement was executed, but became a director immediately after execution of the Agreement while approval of the Agreement was still pending. Under the July 16, 1996 agreement, Mr. Tolman was to be issued a quantity of the Company's shares equaling 90% of its total issued and outstanding Common Stock at the time the Agreement became effective. These shares were to be restricted pursuant to Rule 144.

         On February 11, 1997, an Amended Agreement for the Exchange of Stock was executed by and between the Company, InterConnect, and consultants who were to receive finder's fees under the July 16, 1996 agreement. Under the amended agreement, Mr. Tolman was to receive a quantity of shares equaling 51% of the Company's issued and outstanding Common Stock at the time the Agreement became effective. The amended agreement was not approved by the Company's shareholders and was rescinded pursuant to a June 4, 1997 agreement with InterConnect. Mr. Tolman did not receive any compensation under either the July 16, 1996 or February 11, 1997 agreements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 14 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.




                      [THIS SPACE LEFT INTENTIONALLY BLANK]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this day of August 28, 1997.


                                               Eurotronics Holdings Incorporated


                                                       /s/Melvin Fields
                                                       ------------------------
                                                       Melvin Fields, President



          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Title                          Date



/s/Melvin Fields    President and Director          August   28, 1997
---------------
Melvin Fields



/s/Joe Betras       Director                        August  23, 1997
---------------
Joe Betras

                               INDEX TO EXHIBITS

EXHIBIT  PAGE
NO.       NO.      DESCRIPTION OF EXHIBIT

3(i)(a)    *       Amendment  to the  Articles of  Incorporation  of the Company
                   (Incorporated herein by reference from Exhibit 3(i)(a) to the Company's Form 10-KSB for the fiscal year ended December 31,
                   1995).

3(i)(b)    *       Articles of Incorporation of the Company (Incorporated herein by  reference  from  Exhibit  3(i)(b) to the  Company's  Form
                   10-KSB for the fiscal year ended December 31, 1995).

3(ii)      *       By-Laws of the  Company.  (Incorporated  herein by  reference from Exhibit No.  3(ii) to the  Company's  S-18  Registration
                   Statement filed on November 30, 1983.)


                               MATERIAL CONTRACTS


10(i)(a)   *       Agreement  and  Plan of  Exchange  dated  December  20,  1995
                   between   the   Company   and    Eurotronics    International
                   Incorporated  (Incorporated  herein by reference from Exhibit
                   2(i)(a) to a Current Report on Form 8-K filed by the Company on April 23, 1996).

10(i)(b)   *       Amended Agreement and Plan of Exchange,  dated March 30, 1996 but effective December 20, 1995 between the Company and Eurotronics International Incorporated (Incorporated herein by reference from Exhibit 2(i)(b) to a Current Report on Form
                   8-K filed by the Company on April 23, 1996).

10(i)(c)   *       Rescission  of Agreement  and Plan of Exchange and Release of
                   All Claims  effective  December 20, 1995 between the Company,
                   Eurotronics International Incorporated,  and the shareholders
                   of  Eurotronics  International   Incorporated   (Incorporated
                   herein by reference  from Exhibit  10(i)(d) to the  Company's
                   Form 10-KSB for the fiscal year ended December 31, 1995).

10(i)(d)   *       July 16, 1996 Agreement for the Exchange of Stock executed by and between the  Company,  InterConnect  West,  Inc. and Mark
                   Tolman   (Incorporated   herein  by  reference  from  Exhibit
                   10(i)(c) to the Company's Form 10-QSB for the fiscal quarter ended March 31, 1996).

10(i)(e)   14      February 11, 1997 Amended Agreement for the Exchange of Stock
                   executed by and between the Company, InterConnect West, Inc., Mark Tolman and other parties.

10(i)(f)   21      June 3, 1997 Rescission of Amended Agreement for the Exchange
                   of Stock and Mutual Release of all Claims executed by and between the Company, InterConnect West, Inc. and Mark Tolman.

* These exhibits appear in the original copies of the respective filings made by the Company with the Commission as indicated.