Form 10QSB
period 1997-03-31
EUROTRONICS HOLDINGS INC
filed 1997-10-08
CIK 734089

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997.

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

                                    Yes No XX

     The number of shares outstanding of the issuer's common stock, par value $0.0001, as of August 26, 1997 was 3,943,187.

                                                                  Total Pages: 6
                                                     Exhibit Index on Page:    6

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS ........................................    3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ...    3

                                     PART II

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K  ......................    4

              SIGNATURES .............................................    5

              INDEX TO EXHIBITS ......................................    6

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS



     Unless otherwise indicated, the term "Company" refers to Eurotronics Holdings Incorporated and its former subsidiaries and predecessors. Consolidated, unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended March 31, 1997 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-5 and incorporated herein by this reference.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                           PAGE

Balance Sheets...............................................................F-1

Statements of Operations .................................................   F-2

Statements of Stockholders' Deficit ......................................   F-3

Statements of Cash Flows .................................................   F-4

Notes to Financial Statements ............................................   F-5

                        EUROTRONICS HOLDINGS INCORPORATED
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                        Unaudited Condensed Balance Sheet
                                 March 31, 1997


                                                                ASSETS

Current Assets
   None .................................................     $      --

Total Current Assets ....................................            --

TOTAL ASSETS ............................................     $      --
                                                              =================

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
   Accrued expenses .....................................     $   167,426
   Bank overdraft .......................................             153
                                                                        -

Total Current Liabilities ...............................         167,579

Shareholders' Deficit
   Common stock par value $.0001; 200,000,000
     shares authorized; 4,520,336  shares issued ........             452
   Additional paid-in capital ...........................         914,724
   Deficit accumulated during development stage .........      (1,082,755)
                                                                        -

Total Shareholders' Deficit .............................        (167,579)

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT ...................................       $      --
                                                               ===============

             See notes to unaudited condensed financial statements.

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
          For The Three Months Ended March 31, 1997 and March 31, 1996
     Period From Date of Inception (January 7, 1982) Through March 31, 1997


                                                                                                Inception
                                                                  Three           Three          Through
                                                                  Months          Months        March 31,
                                                                   1997            1996           1997
                                                                -----------   -----------    ------------

Revenue:
     Interest Income .......................................   $      --      $      --      $    61,208


Expenses:
     Investigation, evaluation and exploration of
         prospective mineral properties ....................          --             --          424,416
     Loss on investment securities .........................          --             --           28,302
     General and administrative ............................        21,687          5,225        692,636
     Amortization and depreciation .........................          --             --            1,000
     Interest expenses .....................................            36           --               36
                                                                        --                            --
                                                                       21,723        5,225     1,146,390
                                                                   -----------    ---------   -----------

Net loss before income taxes and ...........................       (21,723)        (5,225)    (1,085,182)
     extraordinary item
     Income taxes ..........................................          --             --             (183)
                                                                   -----------    ---------   -----------

Net loss before extraordinary item .........................       (21,723)        (5,225)    (1,085,365)
     Extraordinary item - debt settlement ..................          --             --            2,610
                                                                  -----------     ----------  ------------

NET LOSS ...................................................   $   (21,723)     $  (5,225)$     (1,082,755)
                                                                   ===========    =========   ===========

NET INCOME (LOSS) PER COMMON SHARE .........................   $    (0.00)      $   (0.01)
                                                                 ============ ===========

Weighted average number of shares outstanding ..............     4,520,336        461,825
                                                                  =========   ===========
             See notes to unaudited condensed financial statements.


                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
               STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY Period
   From Date of Inception ( January 7, 1982) Through March 31, 1997(Unaudited)
                                                                                                        Additional
                                                                         Common Stock     Common Stock    Paid-In        Accumulated
                                                                            Shares            Amount      Capital           Deficit

Issuance of common stock to incorporators
  for cash - 1992 ......................................................    15,000,000     $    1,500      $  28,500           --
Change in number of shares issued to
  incorporators and price per share - 1983 .............................     2,142,857            214           (214)          --
Issuance of common stock fr cash - 1983 ................................    14,285,715          1,429         23,571           --
Public stock offering for cash, net of $111,627
  in underwriting expenses - 1984 ......................................    49,500,000          4,950        378,423           --
Sale of warrants .......................................................          --             --              100           --
Net loss for the period from date of inception
  (January 7, 1982) through December 31, 1994 ..........................          --             --             --         (442,883)


Balance December 31, 1994 ..............................................    80,928,572          8,093        430,380       (442,883)
                                                                           -----------    -----------    -----------    -----------

Reverse stock split, 1 for 1.500 in 1995 ...............................   (80,874,160)        (8,088)         8,088           --
Issuance of shares for no determinable
 consideration - 1995 ..................................................        76,667              8             (8)          --
Issuance of shares for cash - 1995 .....................................       904,722             90        108,160           --
Issuance of shares for services - 1995 .................................     1,459,921            146        145,846           --
Issuance of shares for assets - 1995 ...................................     1,698,114            170        169,641           --
Issuance of shares for debt - 1995 .....................................       226,500             23         22,627           --
Results of operations year ended December 31, 1995 .....................          --             --             --         (318,514)
                                                                            ----------    -----------    ----------     -----------

Balance December 31, 1995 ..............................................     4,420,336            442        884,734       (761,397)
                                                                            ----------    -----------    -----------     ----------

Issuance of shares for costs of proposed merger ........................       100,000             10         29,990           --
Results of operations year ended December 31, 1996 .....................          --             --             --         (299,635)

Balance December 31, 1996 ..............................................     4,520,336            452        914,724     (1,061,032)
                                                                             ----------   ------------   -----------  -----------

Results of operations quarter ended March 31, 1997 .....................          --             --             --          (21,723)

Balance March 31, 1997 .................................................     4,520,336    $       452    $   914,724    $(1,082,755)
                                                                            ===========   ===========    ===========    ===========



             See notes to unaudited condensed financial statements.

                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                                       STATEMENT OF CASH FLOWS
                                        Three Months Ended March 31, 1997 and March 31, 1996
                        Period From Date of Inception ( January 7, 1982) Through March 31, 1997 (Unaudited)


                                                                                                        Inception
                                                                      Three             Three             Through
                                                                      Months            Months           March 31,
                                                                       1997              1996              1997
                                                                     --------        ----------          ---------

CASH FLOWS FROM OPERATING ACTIVITES:

  Net (Loss) ...............................................      $   (21,723)      $    (5,255)      $(1,082,755)

  Adjustments to reconcile net (loss) to net cash used by operating activities:

      Increase (decrease) in accrued liabilities ...........           21,646             1,484           308,936
      Services paid with common stock ......................             --                --             175,992
      Common stock issued for debt .........................             --                --              22,650
      Loss due to permanent decline in investment ..........             --                --              28,302


Total Adjustments ..........................................             --               1,484           535,880
                                                                    -----------       -----------       -----------

  Net cash (used) by operating activities ..................             --              (3,771)         (546,875)
                                                                    -----------       -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital contributions by incorporators ...................             --                --              55,000
  Proceeds from public stock offering ......................             --                --             383,473
  Issuance of common stock for cash ........................             --                --             108,249

  Net cash provided by financing activities ................             --                --             546,722
                                                                  -----------       -----------       -----------
  Net increase (decrease) in cash ..........................              (77)         (3.771)             (153)

  Cash, beginning ..........................................              (76)            6,056              --

  Cash, ending .............................................      $      (153)      $     2,285        $    (153)
                                                                    ===========       ===========      ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
      Issuance of common stock for services ................      $      --         $      --         $   175,992
                                                                   ===========       ===========       ===========

      Issuance of common stock for debt ....................      $      --         $      --         $    22,650
                                                                  ===========       ===========       ===========

      Issuance of common stock for investments .............      $      --         $      --         $   169,812
                                                                   ===========      ===========      ============

      Investments exchanged for debt settlements ...........      $      --         $      --         $   141,510
                                                                   ===========       ===========     ============

                                       See notes to unaudited condensed financial statements.

                                                                F-4

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for fiscal year ended December 31, 1996.

In management's opinion, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The interim operation results are not necessarily indicative of the results for the fiscal year ending December 31, 1997.

NOTE 2:  Additional footnotes included by reference

Except as indicated in the footnotes above there has been no other material change in the information disclosed in the notes to the financial statements included in the Company Annual Report on Form 10-KSB for the year ended December 31, 1996. Therefore those footnotes are included herein be reference.

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

     The Company has been able to satisfy many of its obligations by issuing shares of its common stock. Accordingly, the Company has been able to meet its obligations without expenditures of its cash flows. The Company intends to continue this practice, but the Company can provide no assurances that it will continue to be able to satisfy its obligations in this manner.

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

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fiscal quarter ended March 31, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30TH day of September 1997.


                        Eurotronics Holdings Incorporated



                        /s/Mel Fields
                        ---------------------
                        Mel Fields, President




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                          Date

/s/Mel Fields                      President and Director     September 30, 1997
  Mel Fields


/s/Joe Betras                      Director                   September 30, 1997
  Joe Betras

                                INDEX TO EXHIBITS


EXHIBIT NO.         PAGE NO.      DESCRIPTION OF EXHIBIT

10(a)(1)                 *        February  11, 1997 Amended  Agreement  for the
                                  Exchange of Stock executed by and between the Company, InterConnect West, Inc., Mark Tolman and other parties (incorporated herein by reference to the Company's Form 10-KSB for fiscal year ended December 31, 1997).

10(a)(2)                 *        June 3, 1997  Rescission of Amended  Agreement
                                  for the Exchange of Stock and Mutual Release of all Claims executed by and beteen the Company, InterConnect West, Inc. and Mark
                                  Tolman (incorporated herein by reference to the Company's Form 10-KSB for fiscal year ended December 31, 1997).