Form 10QSB
period 1997-06-30
EUROTRONICS HOLDINGS INC
filed 1997-10-10
CIK 734089

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1997.

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

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS



     Unless otherwise indicated, the term "Company" refers to Eurotronics Holdings Incorporated and its former subsidiaries and predecessors. Consolidated, unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended June 30, 1997 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-5 and incorporated herein by this reference.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                           PAGE

Balance Sheets ...........................................................   F-1

Statements of Operations .................................................   F-2

Statements of Stockholders' Deficit ......................................   F-3

Statements of Cash Flows .................................................   F-4

Notes to Financial Statements ............................................   F-5

                        EUROTRONICS HOLDINGS INCORPORATED
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                        Unaudited Condensed Balance Sheet
                                  June 30, 1997


                                                               ASSETS

Current Assets
   None .................................................     $      --

Total Current Assets ....................................            --

TOTAL ASSETS ............................................     $      --
                                                              ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
   Accrued expenses .....................................     $   170,848
                                                              ------------

Total Current Liabilities ...............................         170,848

Shareholders' Deficit
   Common stock par value $.0001; 200,000,000
     shares authorized; 4,620,336  shares issued ........             462
   Additional paid-in capital ...........................         986,714
   Deficit accumulated during development stage .........      (1,158,024)
                                                               -----------

Total Shareholders' Deficit .............................        (170,848)

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT ...................................      $      --
                                                               ==========

             See notes to unaudited condensed financial statements.

                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                                      STATEMENTS OF OPERATIONS
                               For The Three Months Ended June 30, 1997 and June 30, 1996 (Unaudited)
                                For The Six Months Ended June 30, 1997 and June 30, 1996 (Unaudited)
                          Period From Date of Inception (January 7, 1982) Through June 30, 1997 (Unaudited)



                                                                                                  Inception
                                          Three           Three           Six            Six        Through
                                          Months          Months         Months         Months       June 30,
                                           1997            1996           1997           1996          1997
Revenue:
     Debt settlement ................   $      --      $      --      $      --      $      --      $    --
     Interest Income ................          --             --             --             --           61,208
                                         -----------    -----------    ---------    ------------     -------------
                                                                                                         61,208
                                         -----------    ---------    -----------    --------------   --------------
Expenses:
     Investigation, evaluation
       and exploration of
       prospective mineral properties          --             --             --             --        424,416
     Loss on investment securities ..          --             --             --             --         28,302
     General and administrative .....        75,238            100         96,925          7,602      767,874
    Amortization and depreciation              --             --             --            --           1,000
     Interest expenses ..............            31           --               67          --              67
                                           ----------    ----------    -----------    ----------     ---------
                                             75,269            100        96,992          7,602      1,221,659
Income (Loss) before income taxes ...          (100)       (96,992)        (7,602)    (1,160,451)
     Income taxes ...................       (75,269)          --             --         --                (183)
                                        -----------    ----------     ----------   ---------    ---------------
Net loss before extraordinary item ..       (75,269)   $     (100)   $ (96,992)   $   (7,602)   $    (1,160,634)
                                         -----------   -----------    ----------- -----------    ---------------
Extraordinary item - debt settlement          --             --             --         --               2,610
                                         -----------   ------------    ----------  ----------      -------------

NET LOSS ............................   $   (75,269)    $      (100)   $ (96,992)  $   (7,602)     $ (1,158,024)
                                          ==========    ===========    ==========  ===========     =============

NET INCOME (LOSS)
 PER COMMON SHARE ...................   $     (0.02)   $      --      $   (0.02)   $       --
                                           =========    ============  ===========      =======
Weighted average number
  of shares outstanding .............     4,566,192      4,420,366      4,566,192      4,420,366
                                           =========    ============  ===========      =========

                                       See notes to unaudited condensed financial statements.

                                                                F-2

                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               Period From Date of Inception ( January 7, 1982) Through June 30, 1997

                                                                                     Additional
                                                                   Common Stock      Common Stock    Paid-In           Accumulated
                                                                      Shares            Amount       Capital            Deficit

Issuance of common stock to incorporators
  for cash - 1992 .............................................     15,000,000      $     1,500   $      28,500            --
Change in number of shares issued to
  incorporators and price per share - 1983 ....................      2,142,857             214            (214)           --
Issuance of common stock fr cash - 1983 .......................     14,285,715           1,429          23,571            --
Public stock offering for cash, net of $111,627
  in underwriting expenses - 1984 .............................     49,500,000           4,950         378,423            --
Sale of warrants ..............................................           --              --               100            --
Net loss for the period from date of inception
  (January 7, 1982) through December 31, 1994 .................           --              --              --          (442,883)


Balance December 31, 1994 .....................................     80,928,572           8,093         430,380        (442,883)
                                                                   -----------     -----------     -----------     -----------

Reverse stock split, 1 for 1.500 in 1995 ......................    (80,874,160)         (8,088)          8,088            --
Issuance of shares for no determinable
 consideration - 1995 .........................................         76,667               8              (8)           --
Issuance of shares for cash - 1995 ............................        904,722              90         108,160            --
Issuance of shares for services - 1995 ........................      1,459,921             146         145,846            --
Issuance of shares for assets - 1995 ..........................      1,698,114             170         169,641            --
Issuance of shares for debt - 1995 ............................        226,500              23          22,627            --
Results of operations year ended December 31, 1995 ............           --              --              --          (318,514)
                                                                   ---------     ----------     -------------    -----------

Balance December 31, 1995 .....................................      4,420,336             442         884,734      (761,397)
                                                                   ---------     ----------     -------------    -----------

Issuance of shares for costs of proposed merger ...............        100,000              10          29,990            --
Results of operations year ended December 31, 1996 ............           --              --              --          (299,635)
                                                                    ---------     ----------     -------------    -----------
Balance December 31, 1996 .....................................      4,520,336             452         914,724      (1,061,032)
                                                                    ---------     ----------     -------------    -----------

Issuance of shares for services - 1997 ........................        100,000              10          71,990            --
Results of operations six months ended June 30, 1997 - ........           --               --              --         (96,992)
                                                                     ---------     ----------     -------------    -----------
Balance June 30, 1997 .........................................      4,620,336     $       462     $   986,714     $(1,158,024)
             === ====                                                =========     ===========     ===========     ===========
                                                                                                                                   =


                                       See notes to unaudited condensed financial statements.

                                                                F-3

                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                                  UNAUDITED STATEMENT OF CASH FLOWS
                                          Six Months Ended June 30, 1997 and June 30, 1996
                               Period From Date of Inception ( January 7, 1982) Through June 30, 1997
                                                                                                        Inception
                                                                        Six              Six             Through
                                                                       Months           Months           June 30,
                                                                        1997             1996             1997
                                                                     ---------        ----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (Loss) ................................................      $   (96,992)      $    (7,602)      $(1,158,024)

  Adjustments to reconcile net (loss) to
  net cash used by operating activities:

      Increase (decrease) in accrued liabilities ............           25,068             1,584           312,358
      Services paid with common stock .......................           72,000              --             247,992
      Common stock issued for debt ..........................             --                --              22,650
      Loss due to permanent decline in investment ...........             --                --              28,302
                                                                     -----------       -----------       -----------

Total Adjustments ...........................................               76             1,584           611,302
                                                                     -----------       -----------       ----------

  Net cash (used) by operating activities ...................             --              (6,018)         (546,722)
                                                                     -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital contributions by incorporators ....................             --                --              55,000
  Proceeds from public stock offering .......................             --                --             383,473
  Issuance of common stock for cash .........................             --                --             108,249
                                                                    -----------       -----------       -----------
  Net cash provided by financing activities .................             --                --            546,722
                                                                    -----------       -----------       -----------
  Net increase (decrease) in cash ...........................               76            (6.018)             --

  Cash, beginning ...........................................              (76)            6,056              --

  Cash, ending ..............................................      $      --         $        38       $      --
                                                                    ===========       ===========      ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
      Issuance of common stock for services .................      $      --         $      --         $   247,992
                                                                   ===========       ===========       ===========

      Issuance of common stock for debt .....................      $      --         $      --         $    22,650
                                                                   ===========       ===========       ===========

      Issuance of common stock for investments ..............      $      --         $      --         $   169,812
                                                                   ===========       ===========       ===========

      Investments exchanged for debt settlements ............      $      --         $      --         $   141,510
                                                                   ===========       ===========       ===========




                                       See notes to unaudited condensed financial statements.


                                                                 F-4

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                          NOTES TO FINANCIAL STATEMENTS
June 30, 1997



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

NOTE 2:  Common Stock Transaction

On April 9, 1997, the Company issued 100,000 shares of the Company's Class A common stock to a consultant for services rendered. The stock was valued at $72,000 based on the average of the bid and ask prices on the date of the corporate resolution authorizing issuance of the shares.

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

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fiscal quarter ended June 30, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30TH day of September 1997.


                        Eurotronics Holdings Incorporated


                           /s/ Mel Fields
                           Mel Fields, President




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                          Date

/s/ Mel Fields                President and Director       September 30, 1997
  Mel Fields



/s/ Joe Betras                 Director                     September 30, 1997
  Joe Betras

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