Form 10QSB
period 1997-09-30
EUROTRONICS HOLDINGS INC
filed 1997-11-14
CIK 734089

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____________ to_________________.


     Commission file number:  0-13409


                        Eurotronics Holdings Incorporated
                 (Name of Small Business Issuer in Its Charter)

            Utah                                          87-0550824
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


                    P.O. Box 3131, Salt Lake City, Utah 84110
                    (Address of Principal Executive Offices)


                                  888-299-2995
                (Issuer's Telephone Number, Including Area Code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX No

     The number of shares outstanding of the issuer's common stock, par value $0.0001, as of November 13, 1997 was 170,000,000.



                                                                 Total Pages: 30
                                                        Exhibit Index on Page: 7

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS ..............................................   3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .........   3

                                     PART II

ITEM 5.  OTHER INFORMATION .................................................   4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................   4

              SIGNATURES....................................................   5

              INDEX TO EXHIBITS ............................................   6

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


     Unless otherwise indicated, the term "Company" refers to Eurotronics Holdings Incorporated and its current or former subsidiaries and predecessors. Consolidated, unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended September 30, 1997 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-5 and incorporated herein by this reference.

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

Statements of Operations .................................................   F-2

Statements of Stockholders' Deficit ......................................   F-3

Statements of Cash Flows .................................................   F-4

Notes to Financial Statements ............................................   F-5

                        EUROTRONICS HOLDINGS INCORPORATED
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                        Unaudited Condensed Balance Sheet
                               September 30, 1997


                                                                        ASSETS

Current Assets
   None ........................................................    $      --

Total Current Assets ...........................................           --

TOTAL ASSETS ...................................................    $      --
                                                                    ===========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
   Accrued expenses ............................................    $   198,762
                                                                    -----------

Total Current Liabilities ......................................        198,762

Shareholders' Deficit
   Common stock par value $.0001; 200,000,000
     shares authorized; 4,620,336  shares issued ...............            462
   Additional paid-in capital ..................................        986,714
   Deficit accumulated during development stage ................     (1,185,938)
                                                                    -----------

Total Shareholders' Deficit ....................................       (198,762)

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT ..........................................    $      --
                                                                    ===========


             See notes to unaudited condensed financial statements.

                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                                      STATEMENTS OF OPERATIONS
                          For The Three Months Ended September 30, 1997 and September 30, 1996 (Unaudited)
                           For The Nine Months Ended September 30, 1997 and September 30, 1996 (Unaudited)
                       Period From Date of Inception (January 7, 1982) Through September 30, 1997 (Unaudited)





                                                                                                                           Inception
                                                                  Three           Three          Nine           Nine        Through
                                                                  Months          Months         Months         Months September 30,
                                                                   1997            1996          1997            1996       1997
Revenue:
     Debt settlement ....................................   $      --      $      --      $      --      $      --      $      --
     Interest Income ....................................          --             --             --             --           61,208
                                                                                                                        -----------
                                                                   --             --             --             --           61,208

Expenses:
     Investigation, evaluation and exploration of
         prospective mineral properties .................          --             --             --             --          424,416
     Loss on investment securities ......................          --             --             --             --           28,302
     General and administrative .........................        27,914            100        124,839          7,602        795,788
          Amortization and depreciation .................          --             --             --             --            1,000
     Interest expenses ..................................          --             --               67           --               67
                                                                 27,914            100        124,906          7,602      1,249,573
Income (Loss) before income taxes .......................       (27,914)          (100)      (124,906)        (7,602)    (1,188,365)
     Income taxes .......................................          --             --             --             --
                                                                                          -----------    -----------    -----------
                                                                                                                               (183)

Net loss before extraordinary item ......................       (27,914)   $      (100)   $  (124,906)   $    (7,602)   $(1,188,548)
Extraordinary item - debt settlement ....................          --             --             --            2,610


NET LOSS ................................................   $   (27,914)   $      (100)   $  (124,906)   $    (7,602)   $(1,185,938)


NET INCOME (LOSS) PER COMMON SHARE ......................   $     (0.01)   $      --      $     (0.02)   $      --
                                                            ===========    =======        ===========    =======
Weighted average number of shares outstanding ...........     4,620,336      4,420,366      4,584,2140      4,420,366
                                                              =========      =========      ==========      =========


                                       See notes to unaudited condensed financial statements.

                                                                F-2

                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             Period From Date of Inception ( January 7, 1982) Through September 30, 1997

                                                                     Additional
                                                     Common Stock    Common Stock       Paid-In     Accumulated
                                                        Shares          Amount          Capital       Deficit

Issuance of common stock to incorporators
  for cash - 1992 ................................    15,000,000       $  1,500       $  28,500           --
Change in number of shares issued to
  incorporators and price per share - 1983 .......     2,142,857            214           (214)          --
Issuance of common stock for cash - 1983 .........    14,285,715          1,429         23,571           --
Public stock offering for cash, net of $111,627
  in underwriting expenses - 1984 ................    49,500,000          4,950        378,423           --
Sale of warrants .................................          --             --              100           --
Net loss for the period from date of inception
  (January 7, 1982) through December 31, 1994 ....          --             --             --         (442,883)
                                                     ----------    -----------     ----------     ------------

Balance December 31, 1994 ........................    80,928,572          8,093        430,380       (442,883)
                                                     -----------    -----------    -----------    ------------

Reverse stock split, 1 for 1.500 in 1995 .........   (80,874,160)        (8,088)         8,088           --
Issuance of shares for no determinable
 consideration - 1995 ............................        76,667              8             (8)          --
Issuance of shares for cash - 1995 ...............       904,722             90        108,160           --
Issuance of shares for services - 1995 ...........     1,459,921            146        145,846           --
Issuance of shares for assets - 1995 .............     1,698,114            170        169,641           --
Issuance of shares for debt - 1995 ...............       226,500             23         22,627           --
Results of operations year ended December 31, 1995          --             --             --         (318,514)
                                                   --------------    -----------    -----------    ------------

Balance December 31, 1995 ........................     4,420,336            442        884,734       (761,397)
                                                       ---------            ---        -------       ---------

Issuance of shares for costs of proposed merger ..       100,000             10         29,990           --
Results of operations year ended December 31, 1996          --             --             --         (299,635)
                                                       --------          --------      -------      ----------
Balance December 31, 1996 ........................     4,520,336            452        914,724     (1,061,032)
                                                       ---------            ---        -------     ----------


Issuance of shares for services - 1997 ..............    100,000            10        71,990          --
Results of operations nine months ended Sept 30, 1997          --            --            --        (124,906)

Balance September 30, 1997 ..........................     4,620,336   $       462   $   986,714   $(1,185,938)
                                                          =========   ===========   ===========   ===========


                                       See notes to unaudited condensed financial statements.

                                                                F-3

                                                     EUROTRONICS HOLDINGS, INC.
                                                    (A Development Stage Company)
                                               Formerly Hamilton Exploration Co., Inc.
                                                  UNAUDITED STATEMENT OF CASH FLOWS
                                     Nine Months Ended September 30, 1997 and September 30, 1996
                             Period From Date of Inception ( January 7, 1982) Through September 30, 1997

                                                                                      Inception
                                                        Nine              Nine         Through
                                                       Months           Months      September 30,
                                                        1997              1996          1997
                                                    ------------     ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (Loss) ....................................     $ (124,906)   $   (7,602)   $(1,185,938)

  Adjustments to reconcile net (loss)
 to net cash used by operating activities:

      Increase (decrease) in accrued liabilities         52,982          1,584        340,272
      Services paid with common stock ...........        72,000           --          247,992
      Common stock issued for debt ..............          --             --           22,650
      Loss due to permanent decline in investment          --             --           28,302


Total Adjustments ...............................       122,982          1,584        639,216
                                                                                  -----------    -----------

  Net cash (used) by operating activities .......            76         (6,018)      (546,722)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital contributions by incorporators ........          --             --           55,000
  Proceeds from public stock offering ...........          --             --          383,473
  Issuance of common stock for cash .............          --             --          108,249

  Net cash provided by financing activities .....          --             --          546,722
                                                     -----------    -----------    -----------
  Net increase (decrease) in cash ...............            76        (6,018)          --

  Cash, beginning ...............................           (76)         6,056           --

  Cash, ending ..................................   $      --      $        38    $      --
                                                     ===========    ===========    ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
      Issuance of common stock for services .....   $      --      $      --      $   247,992
                                                    ===========    ===========    ===========

      Issuance of common stock for debt .........   $      --      $      --      $    22,650
                                                     ===========    ===========    ===========

      Issuance of common stock for investments ..   $      --      $      --      $   169,812
                                                     ===========     ==========    ==========

      Investments exchanged for debt settlements    $      --      $      --      $   141,510
                                                     ===========    ===========   ==========


                                       See notes to unaudited condensed financial statements.


                                                                F-4

                           EUROTRONICS HOLDINGS, INC.
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1997


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

NOTE 2:  Common Stock Transaction

On April 9, 1997, the Company issued 100,000 shares of the Company's common stock to a consultant for services rendered. The stock was valued at $72,000 based on the average of the bid and ask prices on the date of the corporate resolution authorizing issuance of the shares.

NOTE 3:  Additional footnotes included by reference

Except as indicated in the footnotes above there has been no other material change in the information disclosed in the notes to the financial statements included in the Company Annual Report on Form 10-KSB for the year ended December 31, 1996. Therefore those footnotes are included herein by reference.

NOTE 4:       Subsequent Events

On October 30, 1997 the ownership of the Company changed as the Company issued, via its wholly owned subsidiary Saxx Capital of Utah, Inc., a Utah corporation, a total of 144,500,000 shares of common stock to Saxx Capital, Inc., an Ontario, Canada Corporation ("Saxx"), in exchange for all of the issued and outstanding equity of Saxx. On October 24, 1997, the Company issued 17,000,000 shares of its common stock to three employees and consultants of the Company as compensation for services rendered to the Company. Canton Financial Services Corporation has performed ongoing various services for the Company for which the Company owed CFSC $189,894. In exchange for the full discharge of this debt and for CFSC discharging all other outstanding liabilities of the Company, the Company issued to CFSC 3,849,664 shares of its common stock on October 27, 1997.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



     The Company has not had revenues from operations in either of the last two fiscal years. Since the filing of the its last Form 10-QSB for the quarter ended June 30, 1997, the Company had been searching for viable merger or acquisition candidates. Pursuant to a Reorganization Agreement dated October 30, 1997, which is attached hereto as Exhibit A and incorporated herein by this reference, the Company acquired Saxx Capital, Inc., an Ontario, Canada corporation ("Saxx"), by and through its wholly owned subsidiary Saxx Capital of Utah, Inc., a Utah corporation ("Saxx of Utah"). Unless otherwise indicated, the term "Company" hereinafter refers to Eurotronics Holdings, Incorporated and its current subsidiary Saxx of Utah. As the Company lacked any significant cash flow or assets to attract Saxx, the Company acquired Saxx by issuing it a quantity of shares equal to 85% ownership of issued and outstanding shares of Common Stock as consideration for 100 percent of Saxx's outstanding equity. For more information on this merger, please see Item 5 below.

     The Company's pursuit of profit and active operations is now expected to be conducted through Saxx. To allow Saxx the utmost flexibility, the Company's previous directors appointed new officers and directors who will represent Saxx's operations. See Item 5 below for more information on the change in the Company's control.

     Saxx is involved in various stages of several real estate transactions, involving commercial and resort properties. While it is a goal of Saxx and the Company to consummate real estate transactions of this nature, no assurances can be given that the Company or Saxx will ever be capable of consummating any such acquisitions. The Company hopes that the development of this Saxx's business endeavors will generate positive cash flows and profits for the Company, although no such assurances can be given.

     Many corporate obligations have previously been satisfied through the issuance of shares of its common stock, thus allowing the Company to avoid expending its severely limited cash flows. The Company hopes to discontinue this payment practice, but no such assurances can be given that will be possible.

     The Company does not currently have any full or part time employees, aside from its officers and directors. The Company is substantially dependent upon the services of its officers and directors, who have no formal compensation arrangements with the Company.

                                     PART II


ITEM 5.  OTHER INFORMATION


Change in Control of Registrant & Acquisition of Assets
     Subsequent to the quarter ended September 30, 1997, and pursuant to the October 30, 1997 Reorganization Agreement, attached hereto as Exhibit A and incorporated by reference, with Saxx Capital, Inc., a corporation organized under the laws of Ontario, Canada ("Saxx"), and the Company's wholly owned subsidiary, Saxx Capital of Utah, Inc., a Utah corporation ("Saxx Utah"), shareholder and managerial control of the Company changed. On October 30, 1997, the Company's directors appointed Terrence M. Rodrigues, Anne Moxon, and Norman Isaak as new directors and the Company's new president, secretary and treasurer, respectively. Immediately upon the acceptance of these appointments, Melvin Fields, Joe Betras and Gerald Curtis resigned from their respective positions as president and director, secretary and director, and director.

     In consideration for 100% of Saxx's equity being transferred to Saxx Utah, the Company issued 144,500,000 restricted shares of Common Stock to Saxx via Saxx Utah, which amount equals 85% of the now issued and outstanding Common Stock and which amount was determined by the Company's board of directors to be fair consideration. This transaction was structured as a triangular merger whereby Saxx Utah merged with and was acquired by Saxx, resulting in Saxx becoming a wholly owned subsidiary of the Company. Saxx also paid a consulting fee of $150,000 to Park Street Investments, Inc., A-Z Professional Consultants, Inc., and Melvin Fields (the Company's then president and one of its directors) who introduced and negotiated the merger on behalf of the Company. See Exhibits B, C, D and E for the agreements describing and supporting these relationships.

     Saxx is involved in various stages of several real estate transactions, involving commercial and resort properties. While it is a goal of Saxx and the Company to consummate real estate transactions of this nature, no assurances can be given that the Company or Saxx will ever be capable of consummating any such acquisitions.

     The Company knows of no arrangement, the operation of which may at a subsequent time result in a change of its control.

Reverse Stock Split
     On October 31, 1997, the Company's board of directors unanimously approved and authorized a 1-for-510 reverse stock split of the Company's issued and outstanding Common Stock. The effective date of such stock split if before the opening of trading on November 17, 1997. The reverse split will not alter the number of shares of the Company's common stock authorized for issuance; it will simply reduce the number of shares issued and outstanding. The board of directors believes that the total number of shares of the Company's Common Stock outstanding (170,000,000 shares as of November 13, 1997) is disproportionately large in relation to the Company's level of sales, net income and net worth. Additionally, the Company's Common Stock has had a low market value per share in recent months, which in the opinion of the board of directors, tends to reduce shareholder interest in the Company.

Financial Statements
     The Company intends on submitting the financial statements required by Item 7 of Form 8-K relating to the Company's acquisition of Saxx on or before January 12, 1998, which date is 60 days after this disclosure was required to be filed.

Material Issuances of Common Stock
     In addition to the issuance of common stock to Saxx described above, the Company issued other material quantities of its common stock subsequent to the quarter ended September 30, 1997. On October 30, 1997, the Company issued 17,000,000 shares of its common stock pursuant to a Form S-8 registration statement filed with the Securities and Exchange Commission on October 30, 1997, to three employees and consultants of the Company as compensation for services rendered to the Company. See Exhibits B, C, D and E for the agreements describing and supporting these relationships. Canton Financial Services Corporation, a Nevada corporation ("CFSC"), has performed ongoing various services for the Company for which the Company owed CFSC $189,894. In exchange for the full discharge of this debt and for CFSC discharging all other outstanding liabilities of the Company, the Company issued to CFSC 3,849,664 shares of its common stock on October 30, 1997. The services of CFSC were terminated by the Company upon the execution of the merger.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 7 of this Form 10-QSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fiscal quarter ended September 30, 1997. Although certain events have transpired since September 30, 1997 which required the filing of a Form 8-K, such events have been disclosed herein rather than a Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November 1997.


                        Eurotronics Holdings Incorporated


                       /s/ Anne Moxon, Secretary
                       Anne Moxon, Secretary

                                INDEX TO EXHIBITS


EXHIBIT NO.         PAGE NO.      DESCRIPTION OF EXHIBIT

        2                8        October 30, 1997  Reorganization  Agreement by
                                  and among the Company, Saxx Capital, Inc., an Ontario, Canada corporation, and the Company's wholly owned subsidiary, Saxx Capital of Utah, Inc., a Utah corporation.

      10(1)              13       October 30, 1997  Consulting  Agreement by and
                                  between    the   Company   and   Park   Street
                                  Investments, Inc.

      10(2)              18       October 30, 1997  Consulting  Agreement by and
                                  between the Company and Melvin Fields.

      10(3)              22       October 30, 1997  Consulting  Agreement by and
                                  between  the  Company  and  Canton   Financial
                                  Services Corporation.

      10(4)              27       Escrow  Agreement  of October  27, 1997 by and
                                  among the Company, Saxx Capital,  Inc., Melvin
                                  Fields, Park Street Investments,  Inc. and A-Z
                                  Professional Consultants, Inc.