Form 10KSB
period 1998-12-31
LEGALOPINION COM
filed 1999-11-17
CIK 734089

FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                         Commission File Number: 0-13409

--------------------------------------------------------------------------------

                                Legalopinion.com

                       formerly Eurotronics Holdings, Inc.
--------------------------------------------------------------------------------

    Nevada                                                           87-0550824
(Incorporation)                                                     (IRS Number)

3855 South Valley View #1, Las Vegas NV                                89103
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:       (206) 652-3390

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     17,083,942

     As of December 31, 1998, and 1997: 17,083,942.

     As of November 15, 1999:  27,083,942

Yes[_] No[X] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[_] (Indicate by check mark whether if disclosure of delinquent filers (ss.229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of 12/31/98 and 12/31/97 the aggregate number of shares held by non-affiliates was 1,792,833 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities; however certain subsequent events are reported.

As of December 31, 1998, and 1997 the number of shares outstanding of the Registrant's Common Stock was 17,083,942.

                                               Exhibit Index is found on page 14

--------------------------------------------------------------------------------


                                     PART I


--------------------------------------------------------------------------------

                                  Introduction

     This Registrant has recently recovered from a period of dormancy, made a material acquisition, and is now attempting to resume orderly reporting and disclosure. During its dormancy, it has not filed reports. This Registrant's last previous Annual Report was filed for the year ended December 31, 1996. The Annual Report for the years ended December 31, 1997, and 1998 are filed close to the end of 1999 and include important subsequent events to make disclosure as meaningful and complete as possible. Shortly following the filing of the 1998 Annual Report, the Registrant will file Quarterly reports for each of the first three quarters of 1999, and will file its 1999 Annual Report upon completion of its audit for the current year. It is the intention of this Registrant to resume normal reporting, in the foregoing manner.

--------------------------------------------------------------------------------

                        Item 1. Description of Business.
--------------------------------------------------------------------------------

(a) Historical Information. The Company was incorporated as a Utah corporation on January 7, 1982 for the primary purpose of investigating and evaluating prospective mineral properties for possible acquisition. On January 27, 1982, the Company sold 15,000,000 shares at $.002 per share (converts to 23 shares after reverse stock splits).

     On August 5, 1983, the Company sold an additional 14,285,714 shares at $.00175 to two affiliated corporations and two individuals for $25,000 (converts to 19 shares after reverse stock splits). All future references to shares of stock issued by the Company will be presented as if the reverse stock splits in May 1995 and November 1997 had occurred retroactively for all periods presented.

     In 1984, the company offered and sold 65 (post-post-reverse) shares in a public offering for cash, $111,627, net of underwriting expenses.

     The Company's unpatented mining claims and mineral leases which were acquired in 1987 were lost because the Company had insufficient capital to pay the mineral lease requirements and to perform the required minimum assessment work. Between 1987 and April, 1994, the Company's activity was largely restricted to maintaining its corporate legal status. The Company's current business plan was to merge with or acquire another business entity.

     On May 22, 1995 the Company adopted a 1,500 for 1 reverse stock split. On May 23, 1995 the Company issued 150 shares of common stock for services of undetermined value. Also during 1995 an additional 8,411 shares were issued:
1,744 for cash, 2,863 for services, 444 for debt, and 3,330 for other assets. During 1996, 196 post reverse stock split shares were issued for costs associated with a proposed merger.

     On December 20, 1995 the Company approved an Agreement and Plan of Exchange between the Company, Eurotronics International Incorporated (EII) and EII's shareholders. The agreement stipulated that the company issue and exchange shares of its common stock for all of the issued and outstanding shares of the common stock or EII. On May 8, 1996, the Company, EII and EII's shareholders executed a rescission of the agreement. The rescission was made effective as of the date of the original agreement.

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

     In April, 1997, the Company issued 196 shares for services. The recision was made effective as of the date of the original agreement. On October 23, 1997 the Company issued 59 shares of common stock to an officer of InterConnect as payment for $6,435 in expenses incurred by him as a result of the merger attempt. Consistent with the effective dates of the rescissions, these transactions have been considered void from inception and , therefore, are not reflected in the financial statements, except for the costs incurred.

     On October 27, 1997 the Company issued 7,563 shares to Canton financial Services to settle a debt related to an existing consulting contract in the amount of $182,892.

     On October 30, 1997 the Company issued 283,864 shares to Saxx Capital, Inc., an Ontario, Canada corporation ("Saxx") in Exchange for all of the issued and outstanding capital stock of Saxx, making Saxx a wholly owned subsidiary. Also On October 30, 1997, Saxx paid $150,000 in cash to three consultants as consideration for their services related to the transaction. The Company issued 33,396 shares to the same three consultants as additional consideration relating to this transaction. Saxx was a newly created corporation and had no assets or transactions other than the payment of $150,000 to consultants.

     Effective on November 17, 1997, the Company adopted a 510 for 1 reverse stock split. On November 24, 1997 the Company issued 15,000,000 shares for all of the outstanding shares of First International Properties Inc., an Ontario Canada corporation ("First"), making First a wholly owned subsidiary. This transaction was recorded based on the estimated cost of forming a new corporate entity - $1500. During December 1997 the Company issued 1,750,000 shares for services valued at $175, to officers and directors for services.

     As a result of the foregoing, as of December 31 1997, and December 31, 1998, the Registrant had 17,083,942 issued and outstanding.

(b)  The Reorganization of Registrant and Its Subsidiaries.

     On August 9, at a Special Meeting of Shareholders, of Eurotronics Holding Corporation, it was resolved to move the corporation from Utah to Nevada, change the corporate name to LegalOpinion.Com, Inc., to approve and authorize the acquisition of that certain Canadian Corporation also called LegalOpinion.com, Inc., and to elect three directors, one of whom has since resigned. On or about August 9, 1999, this Registrant changed its place of incorporation from Utah to Nevada, pursuant to that certain Plan of Merger for Change of Situs (Exhibit 2.1). The name change was accomplished simultaneously with the change of situs. As a result of these events, this Registrant Corporation is a Nevada Corporation, is named LegalOpinion.com, and has new business, assets and a new plan of operation. Forthwith upon the effective date hereof, each and every one share of stock of the Public Utah Company was converted to one share of the Nevada Company.

(c)  Summary of Significant Events following Reorganizations.

     (1) Change of Control. In connection with and following the Reorganization, control of this Registrant changed. On or about August 1, 1999, a new group of investors purchased a total of 15,000,000 shares constituting a potential control block from a previous shareholder group represented by Kevin Woltjen, then counsel for the company and its Canadian principals. New Directors were elected at a meeting of shareholders held on August 9, 1999, in Utah under the auspices of Eurotronics Holdings, Inc., the Utah corporate predecessor of this Nevada Issuer.

     The following table indicates the Issuer's current information as to the amounts of shares acquired by each of new investors with respect to the purchase of the 15,000,000 shares, constituting the change of control on about August 1, 1999.

================================================================================
        Shareholder                                  # Shares     % of Total
--------------------------------------------------------------------------------
Don Crompton (President)                              150,000           0.88
--------------------------------------------------------------------------------
Rae Meier (Secretary)                                 150,000           0.88
--------------------------------------------------------------------------------
LWL Capital Corporation                             1,500,000           8.78
--------------------------------------------------------------------------------
Three FFF Corporation                               1,500,000           8.78
--------------------------------------------------------------------------------
Nottinghill Resources Ltd.                          1,500,000           8.78
--------------------------------------------------------------------------------
498534 Alberta Ltd.                                 1,350,000           7.90
--------------------------------------------------------------------------------
Melbourne Investments Ltd.                          1,500,000           8.78
--------------------------------------------------------------------------------
Baycove Investments Ltd.                            1,500,000           8.78
--------------------------------------------------------------------------------
Mid Atlantic Fidelity Trust                         1,350,000           7.90
--------------------------------------------------------------------------------
Season Finance Ltd.                                 1,500,000           8.78
--------------------------------------------------------------------------------
Christy Johns                                       1,500,000           8.78
--------------------------------------------------------------------------------
Tri L Enterprises Ltd.                              1,500,000           8.78
--------------------------------------------------------------------------------
Total New Investors                                15,000,000          87.80
--------------------------------------------------------------------------------
Total Issued and Outstanding                       17,083,942         100.00
================================================================================

     Please refer to Item 11, for more information

     On or about May 15, 1999 Baycove Investments Limited (Baycove)(a private company incorporated in Ireland), and Bondock Capital Ltd. (Bondock)(a private Alberta company) offered to sell, and this Issuer offered to buy 100% of a third private Alberta company, LegalOpinion.com. Baycove and Bondock were each 50% owners of LegalOpinion (Alberta). The price was 9,000,000 shares of common stock of this issuer, plus $100,000.00 United States Dollars. This offer was accepted by the shareholders of the Issuer on August 9, 1999. The Registrant has recently committed to issue 1,000,000 shares for pre-paid television advertising. a one-year, five days a week, 6-12 commercials per day, contract. As a result of those issuances, 27,083,942 shares were issued and outstanding, as of November 15, 1999, treating the last 1,000,000 shares as if issued.

     At the Utah meeting of shareholders, of August 9, 1999, approval was given for an acquisition by the Issuer, of legalopinion.com, Inc. (a private Alberta corporation). New Directors and Officers elected August 9, 1999, were Don Crompton (elected President), Brian Lovig (elected Treasurer) and Rae Meier (elected Secretary). Beneficial ownership of management and affiliates is reported as follows:

Don Crompton (President) .................................               150,000

Brian Lovig (Treasurer)(1) ...............................             4,500,000

Rae Meier (Secretary) ....................................               150,000

(1) Mr. Lovig is shown as the attributed owner of shares owned by his family trust, of which his wife is Trustee. These are 50% of the exchange shares for the acquisition of LegalOpinion.com, the Canadian acquired company.

     The acquired Alberta LegalOpinion company has entered into an agreement to purchase a national television advertising package from Spectra Holdings, consisting of twelve broadcast spots each day for one year or 3,120 thirty second spots in total. The wholesale value is $10,000,000.00 (US). The purchase price is to be 1,000,000 new investment shares of common stock. In addition, Spectra Holdings has been contracted to produce several commercials for use in the television advertising campaign, scheduled to begin November 1, 1999. Operation with the Web Page will begin on October 31, 1999.

     A patent has been applied for the legalopinion.com concept and its special features. Two financial consulting and investor relations firms have been retained to assist in strategic planning and to increase exposure to the investment community. Medallion Capital Corporation:(1-800-295-0671), Clear Communication.net LLC: (1-800-785-3995).


(d) The Business of Registrant and Its Subsidiaries. On October 31, 1999, this Reporting Registrant launched its web-site. "legalopinion.com" is a Seattle-based online directory service offering consumers the convenience and quality of in-home and in-business legal consultation. The site provides consumers and attorneys the ability to interact in a new, simple and convenient way. The uniqueness comes from providing consumers with direct access to an online written opinion from an appropriately licensed attorney experienced in the particular problem area and located in their geographical jurisdiction. The system opened with more than 600 attorneys, serving 90% of the United States. The Registrant has continued to add attorneys and coverage. The Registrant plans expansion into Canada in the coming months, and is preparing to expand coverage into the United Kingdom of Great Britain and Northern Ireland. At this date the company has over 900 attorney's and all 50 states are covered.

     The Registrant does not practice law in any jurisdiction.

     There are more than 200 links to other sites, which the users may find helpful. The Registrant is endeavoring to develop other strategic relationships to many more related sites including numerous State, National and International sites of related interest.

     Mindquake Software is a Vancouver based software developer. These are our contractors who did the design and implementation of the system. Contract with them for the service is for US$50,000 and provides the complete design and construction of the site. 80% of the contract balance has been paid, and the balance will be paid as the site changes are completed. Exodus communications, Inc. has installed the dedicated server in the Seattle service center, and the system is ready to provide a secure and seamless link between the attorney and the client. Exodus has paid us US$15,000 for the equipment, and the Registrant will pay US$4,200 per month for them to house the equipment in the racks, service the server, and provide band width. This contract and is renewable. The Registrant has a contract with Saultmine Creative, a Seattle creative company, that did the artistic and verbal input to the site. Their contract was US$35,000, which has been substantially paid.

(e) Financing Plans. The Registrant is currently negotiating a $5,000,000 financing to be advanced in 3 or more traunches. The first traunch to be $1,500,000 secured by a convertible debenture. This is a best efforts financing and final terms of the Letter of Intent, are still being negotiated.

(f) Government Regulation. There are no issues of government regulation unique to this Registrant or its business. The Registrant does not practice law in any jurisdiction.

(g) Competition. There are inherent difficulties for any company competing in any field with limited resources, and particularly for companies newly entering a particular field or fields. The Company lacks the resources of other established companies in the various areas in which it expects to competes. There is a relative ease of entry into the industry segment in which this Registrant operates. The Company is not well established or known in its field, and has intense competition from other, larger firms, with substantially greater resources, more established histories, backgrounds, experience and records of successful operations, more employees, and more extensive facilities than the Company will have in the near future and, accordingly, some companies are in a much better position to compete and to expand operation within the industry segment of this Registrant.

(h)  Planned Acquisitions. There are no planned acquisitions.


(i) Employees. The Registrant has 9 full-time and 1 part-time employees. The Registrant has a contract with Paradigm Financial Management Contract Group at $17,500 per month that provides for the payment of salaries to the Registrant's employees and payment of rent for its office located in Kelowna, BC, Canada.

--------------------------------------------------------------------------------

                        Item 2. Description of Property.
--------------------------------------------------------------------------------

     The Registrant has an office located at #230-2000 Spall Road, Kelowna BC. V1Y 9P6, that contains approximately 900 square feet of space and is rented for CDN$800.00 per month pursuant to a lease entered into on August 1, 1999. After February 1, 2000, the lease will be on a month to month basis. The Registrant also pays US$250.00 per month for another office located at Two Union Square, 42nd Floor 601 Union Street, Seattle Washington, 98101. There are plans to acquire additional space in Seattle in the near future. The Registrant owns a computer server with a value of approximately $15,000. The use of limited office equipment is also provided pursuant to the Registrants contract with Paradigm Financial Management Contract Group. The Registrant also has received informal notification that its United States Paten Application titled "Method and System for Internet Delivery of Legal Services" has received a filing date of September 24, 1999. The official filing receipt has not yet been received.

--------------------------------------------------------------------------------

                           Item 3. Legal Proceedings.
--------------------------------------------------------------------------------


     There are no material legal proceedings pending against the Company, as of the preparation of this Report.

--------------------------------------------------------------------------------

          Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------------------------

     On August 9, at a Special Meeting of Shareholders, of Eurotronics Holding Corporation, it was resolved to move the corporation from Utah to Nevada, change the corporate name to LegalOpinion.Com, Inc., to approve and authorize the acquisition of that certain Canadian Corporation also called LegalOpinion.com, Inc., and to elect three directors. On or about August 9, 1999, this Registrant changed its place of incorporation from Utah to Nevada, pursuant to that certain Plan of Merger for Change of Situs (Exhibit 2.1). The name change was accomplished simultaneously with the change of situs. As result of these events, this Registrant Corporation is a Nevada Corporation, is named LegalOpinion.com, Inc., and has new business, assets and a new plan of operation. Forthwith upon the effective date hereof, each and every one share of stock of the Public Utah Company was converted to one share of the Nevada Company.

--------------------------------------------------------------------------------


                                     PART II


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

            Item 5. Market for Common Equity and Stockholder Matters.
--------------------------------------------------------------------------------

(a) Market Information. The Registrant Company has one class of securities, Common Voting Equity Shares ("Common Stock"). Each of the Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

     Of the Company's 17,083,942 issued and outstanding shares of Common Stock as of December 31, 1998, management believes that approximately 15 million shares of the Company's restricted Common Stock may be presently sold in compliance with Rule 144. Rule 144 provides among other things and subject to certain limitations that a non-affiliate person holding restricted securities for a period of two years may sell those securities, free of restriction in brokerage transactions. Possible or actual sales of the Company's Common Stock under Rule 144 may have a depressive effect upon the price of the Company's Common Stock. The Company's 9,000,000 exchange shares are restricted securities and new investment shares, pursuant to Rule 144(a) and Rule 145.

(b) Holders. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1998, was 575.

(c) Dividends. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

--------------------------------------------------------------------------------

       Item 6. Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------------------


(a) Plan of Operation for the next twelve months.

     (1) Cash Requirements and of Need for additional funds, twelve months. In order for the company to further attract consumers to its web site and additional marketing program is warranted. In consideration of this program the company will need approximately $1 million - $1.5 million in additional funding. The company also plans to expand it's marketing efforts into Europe and it may need, as well, an additional $1 million over the next 12 month period to execute an aggressive market agenda in this area.

     (2) Summary of Product Research and Development. As the software and website have already been completed and a majority of the development work is complete. Ongoing changes may be completed as the company receives feedback from both lawyers and consumers that use its website. If the demand is strong from Europe and consumers indicate they require another language, the company may translate its software into several different languages to allow the site to be used by consumers throughout the world.

     (3) Expected purchase or sale of plant and significant equipment. None at this time

     (4) Expected significant change in the number of employees. There is no significant change expected in the number of employees, as the website is self-contained. Further employees may be required if demand increases significantly for customer support and sales.

(b) Discussion and Analysis of Financial Condition and Results of Operations. The Registrant hast carried on to keep its legal identity for 1997 and 1998 and for the first 2 quarters of 1999. There were no operating entities. Therefore expenses were just incurred and no revenue taken in.

--------------------------------------------------------------------------------

                          Item 7. Financial Statements.
--------------------------------------------------------------------------------

      Please see the Exhibit Index found on page 16 of this Report.

      The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.

--------------------------------------------------------------------------------

     Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

--------------------------------------------------------------------------------

     None.

--------------------------------------------------------------------------------


                                    PART III


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


     Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

--------------------------------------------------------------------------------

     New Directors and Officers elected August 9, 1999, were Don Crompton (elected President), Brian Lovig (elected Treasurer) and Rae Meier (elected Secretary). Beneficial ownership of management and affiliates is reported as follows:

     Don Crompton (President) .........................             150,000

     Brian Lovig (Treasurer)(1) .......................           4,500,000

     Rae Meier (Secretary) ............................             150,000

(1) Mr. Lovig is shown as the attributed owner of shares owned by his family trust, of which his wife is Trustee. These are 50% of the exchange shares for the acquisition of LegalOpinion.com, the Canadian acquired company.

     Don Crompton, age 52 serves as a director and as president for Registrant. Over the past 5 hears Mr. Crompton has been an owner/operator Realtor with Realty World Corp. of Kelowna, BC, Canada. During this same period and previously, he has also served as a consultant for financial and mortgage start-up companies. In the course of work Mr. Crompton has recruited and trained over 1,000 sales professionals. He holds a degree in commerce and frequently lectures at various leadership and management seminars.

     Brian Lovig age 49, serves as a director, chief financial officer and treasurer for Registrant. Mr Lovig, who is the author of Bright Business Ideas I and II for the past 5 years has been an investor and financier in a number of public and private companies. Mr Lovig during that period has also served as an independent auctioneer for real estate properties.

     Rae Meier, age 54, serves as a director and corporate secretary for Registrant. Since May, 1994, Mr Meier has been co-owner and manager of Paradigm Financial Services Ltd. Paradigm is a mortgage, brokerage company. Mr Meier has over 30 years experience in corporate finance, management and marketing with various companies.

     No Director has resigned or declined to stand for re-election at any time during the last year because of any disagreement on any matter of any sort involving any aspect of Registrant's operations, policies or practices.

--------------------------------------------------------------------------------

                        Item 10. Executive Compensation.
--------------------------------------------------------------------------------

     No officer or director receives any salary or benefits directly from the Registrant and there are no stock options or bonuses established for any of these persons. Don Crompton is indirectly compensated from the fee paid to Paradigm Financial Consulting Group of which he also serves as President.

--------------------------------------------------------------------------------

    Item 11. Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------------

                                     TABLE A
               CERTAIN BENEFICIAL OWNERS AND OWNERS OF 5% OR MORE

================================================================================
NAME AND ADDRESS OF BENEFICIAL OWNER                      SHARE            % OF
       COMMON STOCK                                     OWNERSHIP          TOTAL
--------------------------------------------------------------------------------
LWL Capital Corporation                                 1,500,000           5.75
--------------------------------------------------------------------------------
Three FFF Corporation                                   1,500,000           5.75
--------------------------------------------------------------------------------
Nottinghill Resources Ltd.                              1,500,000           5.75
--------------------------------------------------------------------------------
498534 Alberta Ltd.                                     1,350,000           5.18
--------------------------------------------------------------------------------
Melbourne Investments Ltd.                              1,500,000           5.75
--------------------------------------------------------------------------------
Baycove Investments Ltd.                                1,500,000           5.75
--------------------------------------------------------------------------------
Mid Atlantic Fidelity Trust                             1,350,000           5.18
--------------------------------------------------------------------------------
Season Finance Ltd.                                     1,500,000           5.75
--------------------------------------------------------------------------------
Christy Johns                                           1,500,000           5.75
--------------------------------------------------------------------------------
Tri L Enterprises Ltd.                                  1,500,000           5.75
--------------------------------------------------------------------------------
Total 5% Owners                                        14,700,000          56.36
--------------------------------------------------------------------------------
Total Issued and Outstanding                           26,083,942         100.00
================================================================================


                                     TABLE B
                             OFFICERS AND DIRECTORS

================================================================================
NAME AND ADDRESS OF BENEFICIAL OWNER                          SHARE         % OF
        COMMON STOCK                                        OWNERSHIP      TOTAL
--------------------------------------------------------------------------------
Don Crompton (President)                                      150,000       0.58
Two Union Square, 42nd Floor 601 Union Street,
Seattle Washington, 98101
--------------------------------------------------------------------------------
Rae Meier (Secretary)                                         150,000       0.58
Two Union Square, 42nd Floor 601 Union Street,
Seattle Washington, 98101
--------------------------------------------------------------------------------
Brian Lovig (Treasurer)(1)                                  4,500,000      17.25
Two Union Square, 42nd Floor 601 Union Street,
Seattle Washington, 98101
================================================================================
All Officers and Directors as a Group                       4,800,000      22.05
================================================================================
Total Shares Issued and Outstanding                        26,083,942     100.00
================================================================================

(1) Mr. Lovig is shown as the attributed owner of shares owned by his family trust, of which his wife is Trustee. These are 50% of the 9,000,000 exchange shares issued for the acquisition of LegalOpinion.com, the Canadian acquired company.

--------------------------------------------------------------------------------

            Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------------------------------

     The Registrant entered into a Management Consulting Agreement with Medallion Capital to provide certain corporate planning and consulting services. Plus coordinate the registrant's Investor Relations Program. Medallion has added Clear Communications.Net to the Investor Relations group. The contract calls for payment of $3,000 per month plus certain expenses.

--------------------------------------------------------------------------------

   Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------------

(a) Financial Statements. Please see Exhibit Index following.

(b) Form 8-K Reports. No Reports on Form 8-K were filed during the period covered by this Annual Report. A report on Form 8-K was filed about August 25, 1999, reporting the reorganization and related events reported as subsequent events in this Annual Report.

(c) Exhibits. Please see Exhibit Index following.

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement

     Each Exhibit is filed under an Exhibit Cover-page, and indexed by the Exhibit Number, Description, and sequential page number of this Report.

================================================================================
                                                                           PAGE
     EXHIBIT       TABLE CATEGORY  /  DESCRIPTION OF EXHIBIT
      NUMBER                                                              NUMBER
--------------------------------------------------------------------------------
        [2]     PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
                LIQUIDATION OR SUCCESSION
--------------------------------------------------------------------------------
        2.1     Articles of Merger and Plan of Reorganization
                Eurotronics Holdings, Inc. (a Utah corporation)
                to LegalOpinion.com (a Nevada corporation)                   16
--------------------------------------------------------------------------------
        [3]     ARTICLES OF INCORPORATION AND BY-LAWS
--------------------------------------------------------------------------------
        3.1     ARTICLES OF INCORPORATION LegalOpinion.com (a
                Nevada Corporation)                                          22
--------------------------------------------------------------------------------
        3.2     BY-LAWS LegalOpinion.com (a Nevada Corporation)              25
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        F-1     Audited Financial Statements for years ending
                December 31, 1998 and 1997, and from inception,
                January 7, 1982.                                             35
--------------------------------------------------------------------------------
        F-2     Audited Financial Statements for years ending
                December 31, 1997 and 1996, and from inception,
                January 7, 1982.                                             46
================================================================================

                                 ---------------

                 Supplementary Information to be Furnished With
              Reports Filed Pursuant to Section 15(d) of the Act by
                Registrants which Have Not Registered Securities
                       Pursuant to Section 12 of the Act.

      No annual report or proxy material has been sent to security holders.

                                 ---------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                                Legalopinion.com

                       formerly Eurotronics Holdings, Inc.

Dated: November 15, 1999


/s/ DON CROMPTON                                        /s/ BRIAN LOVIG
-----------------------------                           ------------------------
Don Crompton                                            Brian Lovig
PRESIDENT CEO/DIRECTOR                                  CHIEF FINANCIAL OFFICER



                                   /s/ RAE MEIER
                         ------------------------------
                                    Rae Meier
                               SECRETARY/DIRECTOR