Form 10QSB
period 1999-03-31
LEGALOPINION COM
filed 1999-11-17
CIK 734089

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      For the Quarter ended March 31, 1999

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

     As of March 31, 1999: 17,083,942.

     As of November 15, 1999: 27,083,942.

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

As of March 31, 1999 the aggregate number of shares held by non-affiliates was 1,792,833 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of March 31, 1999 the number of shares outstanding of the Registrant's Common Stock was 17,083,942.

                          PART I: FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          Item 1. Financial Statements.
--------------------------------------------------------------------------------

      Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit QF1) for the three months ended March 31, 1999.

--------------------------------------------------------------------------------

       Item 2. Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------------------

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

     (b) Discussion and Analysis of Financial Condition and Results of Operations. The Registrant hast carried on to keep its legal identity for 1997 and 1998 and for the first quarter of 1999. There were no operating entities. Therefore expenses were just incurred and no revenue taken in.


                           PART II: OTHER INFORMATION

                           Item 1. Legal Proceedings

                                      None

                          Item 2. Change in Securities


                     Item 3. Defaults Upon Senior Securities

                                      None

            Item 4. Submission of Matters to Vote of Security Holders

                                      None

                           Item 5. Other Information

                                      None


                    Item 6. Exhibits and Reports on Form 8-K

                                      None

                                 Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement

          Exhibit QF1 Financial Statements (Un-Audited) March 31, 1999


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                Legalopinion.com

                       formerly Eurotronics Holdings, Inc.

Dated: March 31, 1999




/s/ DON CROMPTON                                    /s/ BRIAN LOVIG
-----------------------------                       ---------------------------
Don Crompton                                        Brian Lovig
PRESIDENT CEO/DIRECTOR                              CHIEF FINANCIAL OFFICER



                            /s/ RAE MEIER
                            -------------------------
                                    Rae Meier
                               SECRETARY/DIRECTOR

                                   Exhibit QF1

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                LEGALOPINION.COM
                         (A Development Stage Company)
                   Formerly Eurotronics Holdings Incorporated
                     UNAUDITED CONSOLDIATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998


                                                          March 31,         December 31,
                                                            1999                 1998
                                                       --------------      --------------
                                     ASSETS
CURRENT ASSETS:
      Cash                                             $         --        $         --
      Prepaid expenses                                 $         --        $         --
                                                       --------------      --------------

          Total current assets                         $         --        $         --

PROPERTY AND EQUIPMENT:
      Computer equipment                               $         --        $         --
      Accumulated depreciation                         $         --        $         --
                                                       --------------      --------------
                                                       $         --        $         --
                                                       --------------      --------------
                                                       $         --        $         --
                                                       ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable                                 $    13,400.00      $    13,400.00
                                                       --------------      --------------

           Total Current Liabilities                   $    13,400.00      $    13,400.00
                                                       --------------      --------------

LONG-TERM DEBT
      Shareholder loans                                $         --        $         --
      Payable for corporate acquisition                $         --        $         --
                                                       --------------      --------------
                                                       $         --        $         --

STOCKHOLDERS' EQUITY (deficit) (Note 1)
      Common stock, $.0001 par value;
         Authorized, 200,000,000 shares;
         Issued, 17,083,942 shares                     $     1,708.00      $     1,708.00
      Additional paid-in capital                       $ 1,343,470.00      $ 1,343,470.00
      Deficit accumulated during development stage     $(1,358,578.00)     $(1,358,578.00)
                                                       --------------      --------------
                                                       $   (13,400.00)     $   (13,400.00)
                                                       --------------      --------------
                                                       $         --        $         --
                                                       ==============      ==============

   The accompanying notes are an integral part of these financial statements.

                                LEGALOPINION.COM
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 1999 and 1998
     For The Period From Inception (January 7, 1982) Through March 31, 1999


                                                                    Three              Three         Inception Through
                                                                    Months             Months             March 31,
                                                                     1999              1999                1999
                                                                 ------------       ------------       ------------
Revenue:
     Interest Income                                             $       --         $       --         $     61,208
                                                                 ------------       ------------       ------------

                                                                         --                 --               61,208
                                                                 ============       ============       ============

Expenses:
     Investigation, evaluation and exploration of
       prospective mineral properties                                    --                 --              424,416
     Loss on investment securities                                       --                 --               28,302
     General and administrative                                                           13,400            968,495
     Amortization and depreciation                                       --                 --                1,000
     Goodwill write down                                                 --                 --                 --
                                                                 ------------       ------------       ------------
                                                                         --               13,400          1,422,213
                                                                 ------------       ------------       ------------

     Net loss before taxes and extraordinary item                        --              (13,400)        (1,361,005)
     Tax Expense                                                         --                 --                  183
                                                                 ------------       ------------       ------------

     Loss before extraordinary item                                      --              (13,400)        (1,361,188)
          Extraordinary item - debt settlement                           --                 --                2,610
                                                                 ------------       ------------       ------------

NET LOSS                                                                 --              (13,400)      $ (1,358,578)
                                                                 ============       ============       ============

NET LOSS PER COMMON SHARE - BASIC                                $       --         $       --
                                                                 ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                                     17,083,942         17,083,942
                                                                 ============       ============


  The accompanying notes are an integral part of these financial statements.

                                LEGALOPINION.COM
                          (A Development Stage Company)
                   Formerly Eurotronics Holdings Incorporated
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998
     Period From Date of Inception (January 7, 1982) Through March 31, 1999


                                                                                     Inception
                                                            Three      Three          Through
                                                            Months     Months        March 31,
                                                             1999      1998            1999
                                                          ---------  ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                           $    --    $ (13,400)     $(1,345,578)
     Adjustments to reconcile net loss to net cash
     used by operating activities:
        Increase (decrease) in accrued liabilities             --       13,400          154,910
        Services and expenses paid with common stock           --         --            423,102
        Common Stock issued for debt                           --         --            205,542
        Loss due to permanent decline in investment            --         --             28,302
                                                          ---------  ---------      -----------

Total adjustments                                              --         --            811,856
                                                          ---------  ---------      -----------

Net cash used by operating activities                                     --           (546,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributions by incorporators                    --         --             55,000
     Proseeds from public stock offering                       --         --            383,473
     Issuance of common stock for cash                         --         --            108,249
                                                          ---------  ---------      -----------

Net cash provided by financing activities                      --         --            546,722
                                                          ---------  ---------      -----------


Net increase in cash                                           --         --               --

Cash, beginning                                                --         --               --
                                                          ---------  ---------      -----------

Cash, ending                                                   --         --               --
                                                          ---------  ---------      -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock for services and expenses        $    --    $    --        $   423,102
                                                          =========  =========      ===========

Issuance of common stock for debt settlement              $    --    $    --        $   205,542
                                                          =========  =========      ===========

Issuance of common stock for investments                  $    --    $    --        $   169,812
                                                          =========  =========      ===========

Investments exchanged for debt settlements                $    --    $    --        $   141,510
                                                          =========  =========      ===========

Issuance of common stock for prepaid advertising          $    --    $    --        $   250,000
                                                          =========  =========      ===========


  The accompanying notes are an integral part of these financial statements.

                        EUROTRONICS HOLDINGS INCORPORATED
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                          NOTES TO FINANCIAL STATEMENTS


1.   BUSINESS ACTIVITY

The Company was incorporated as a Utah corporation on January 7, 1982 for the primary purpose of investigating and evaluating prospective mineral properties for possible acquisition. On January 27, 1982, the Company sold 15,000,000 shares of its $.001 par value common stock for investment purposes to two corporations and four individuals at $.002 per share for a total of $30,000. On July 27, 1983, the Company adjusted the number of shares issued to reflect a purchase price of $.00175 per share instead of $.002 per share (converts to 23 shares after reverse stock splits). On August 5, 1983, the Company sold an additional 14,285,714 shares at $.00175 to two affiliated corporations and two individuals for $25,000 (converts to 19 shares after reverse stock splits). During 1984, the Company sold 49,500,000 shares of its common stock to the public at $.01 per share and received net proceeds of $383,373 (converts to 65 shares after reverse stock splits). All future references to shares of stock issued by the Company will be presented as if the reverse stock splits in May 1995 and November 1997 had occurred retroactively for all periods presented.

On May 22, 1995 the Company adopted a 1,500 for 1 reverse stock split. On May 23, 1995 the Company issued 150 shares of common stock for services of undetermined value. Also during 1995 an additional 8,411 shares were issued:
1,774 for cash, 2,863 for services, 444 for debt, and 3,330 for other assets. During 1996, 196 post reverse stock split shares were issued for costs associated with a proposed merger.

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

On July 30, 1996 the Company approved an Agreement and Plan of Exchange between the Company, InterConnect West, Inc. (InterConnect), and InterConnect's
shareholders. The agreement stipulated that the Company issue and exchange shares of its common stock for all of the issued and outstanding shares of the common stock of InterConnect. This agreement was later amended on

                        EUROTRONICS HOLDINGS INCORPORATED
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                          NOTES TO FINANCIAL STATEMENTS


1.   BUSINESS ACTIVITY - Continued

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

On October 30, 1997 the Company issued 283,864 shares to Saxx Capital, Inc., an Ontario, Canada corporation ("Saxx")in exchange for all of the issued and outstanding capital stock of Saxx, making Saxx a wholly owned subsidiary. Also on October 30, 1997, Saxx paid $150,000 in cash to three consultants as consideration for their services related to the transaction. The Company issued 33,396 shares to the same three consultants as additional consideration relating to this transaction. Saxx was a newly created corporation and had no assets or transactions other than the payment of $150,000 to consultants.

Effective on November 17, 1997, the Company adopted a 510 for 1 reverse stock split. On November 24, 1997 the Company issued 15,000,000 shares for all of the outstanding shares of First International Properties Inc., an Ontario Canada corporation ("First"), making First a wholly owned subsidiary. At the time of this transaction, First had no assets or liabilities. The transaction was recorded based on the estimated cost of forming a new corporate entity - $1500. During December 1997 the Company issued 1,750,000 shares for services valued at $175.

In December 1997 the Company issued 1,750,000 shares to officers and directors for services.

The Company's unpatented mining claims and mineral leases which were acquired in 1987 were lost because the Company had insufficient capital to pay the mineral lease requirements and to perform the required minimum assessment work. Between 1987 and

                        EUROTRONICS HOLDINGS INCORPORATED
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                          NOTES TO FINANCIAL STATEMENTS


1.   BUSINESS ACTIVITY - Continued

April, 1994, the Company's activity was largely restricted to maintaining its corporate legal status. The Company's current business plan is to merge with or acquire another business entity.

2.   GOING CONCERN

The Company is in the development stage and has suffered recurring losses since inception. Its continuation as a going concern will ultimately depend upon obtaining additional capital or completing a merger with a "going concern" entity. Recently the Company's activities have been financed primarily through the issuance of its common stock.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization Costs

Organization costs were capitalized and amortized over 60-month period on a straight-line basis.

Exploration Expenses

Exploration expenditures were charged to expense as incurred. No mineral reserves feasible for development were discovered.

Income (Loss) Per Share

The computation of income (loss) per common share is based on the average number of shares outstanding during the period. A reverse stock split in May 1995 and November 1997 are considered to have occurred retroactively for all periods shown in statements of operations and stockholders equity.

4.   INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting principle is immaterial. At December 31, 1998 the Company had a net operating loss ("NOL") carryforward for United States income tax purposes of approximately $1,316,146. The NOL carryforward expires in increments beginning in 1999. The Company has a capital loss carryover of approximately $28,000 expiring in 2001. The Company's ability to utilize its net NOL carryforward is subject to the

                        EUROTRONICS HOLDINGS INCORPORATED
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                          NOTES TO FINANCIAL STATEMENTS


4.   INCOME TAXES - Continued

realization of taxable income in future years, and under certain  circumstances,
the  Tax  Reform  Act  of  1986  restricts  a  corporation's   use  of  its  NOL
carryforward.

Furthermore, due to the Company's issuance of additional stock in 1995, 1996 and 1997, the use of its NOL carryforward could be substantially limited. The Company believes that there is at least a 50% chance that the carryforward will expire unused, therefore, no tax benefit has been reported in the financial statements.

5.   RELATED PARTY TRANSACTIONS

On June 29, 1995 the Company entered into a consulting agreement with Canton Financial Services Corporation (CFSC). At the time the consulting agreement was executed, Richard Surber was the sole officer and sole director of CFSC and also a director and vice president of the Company. The Company executed other replacement consulting agreements with CFSC all of which expired on October 30, 1997. Mr. Surber is no longer associated with the Company as an officer or director. During 1995 the Company issued shares as follows: 220 shares of its common stock to CFS for services rendered in the amount of $11,200; 182 shares to Richard Surber for services rendered in the amount of $9,280 and 653 shares for services rendered in the amount of $33,300; 278 shares to Ken Kurtz, the former president of the Company, for services rendered in the amount of $14,190; 164 shares to Park Street Investments for services relating to the rescinded Eurotronics International acquisition in the amount of $8,379. Mr. Kurtz is president of Park Street Investments.

In December of 1995, the Company executed several stock exchange and stock purchase agreements with companies which are under common control resulting in the issuance of 3,330 shares in exchange for assets valued at $169,810. The stock exchange and purchase agreements were executed between the Company and:
BRIA Communications for 1,110 shares, OMAP Holdings Incorporated for 1,110 shares, and Tianrong Building Material Holdings, Ltd. for 1,110 shares. At the time of the of the exchanges, the Company's president was also an officer and director of each of the other three corporations.

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

                        EUROTRONICS HOLDINGS INCORPORATED
                          (A Development Stage Company)
                     Formerly Hamilton Exploration Co., Inc.
                          NOTES TO FINANCIAL STATEMENTS


5.   RELATED PARTY TRANSACTIONS - Continued

Pursuant to the "Saxx" merger on October 30, 1997, as discussed in note 1, the Company issued stock to related parties as follows: 15,000 shares to Park Street Development, 3,396 shares to Melvin Fields, the Company's president at that time, and 15,000 shares to AZ Professional Consultants. Cash payments were also made: $50,000 to Park Street Development, $15,000 to Melvin Fields, and $85,000 to AZ Professional Consultants.

On November 24, 1997 the Company issued 15,000,000 shares to acquire First International Properties ("First") as discussed in note 1. The 15,000,000 shares were issued to Tenter Capital which owned 100% of First. At the date of this transaction, the 15,000,000 shares represented 98% of the Company's outstanding shares issued. Ann Moxen was the sole owner of Tenter Capital and the Company's secretary-treasurer and a director.

In December 1997, the Company issued 1,750,000 shares to officers and directors.

6.   SUBSEQUENT EVENTS

On or about August 1, 1999, a new group of investors purchased a total of 15,000,000 shares from a previous shareholder group. On August 9, 1999, the Company acquired LegalOpinion.com, Inc. (a private Alberta, Canada company). The consideration was 9,000,000 shares of the Company's common stock and $100,000 cash. The business of LegalOpinion.com, Inc. is the offering of on-line legal services. After these two transactions, the beneficial ownership of management and affiliates is reported as follows: Don Crompton, president 150,000 shares, Brian Lovig, treasurer (atributed owner of 4,500,000 shares owned by his family trust), and Rae Meier, secretary 150,000 shares. On August 9, 1999, the Company changed its name to Legalopinion.com.