Form 10QSB
period 1999-06-30
LEGALOPINION COM
filed 1999-11-17
CIK 734089

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       For the Quarter ended June 30, 1999

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

     As of June 30, 1999: 17,083,942.

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

As of June 30, 1999 the aggregate number of shares held by non-affiliates was 1,792,833 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of June 30, 1999 the number of shares outstanding of the Registrant's Common Stock was 17,083,942.

                          PART I: FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          Item 1. Financial Statements.
--------------------------------------------------------------------------------

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit QF2) for the six months ended June 30, 1999.

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

                                      None.


                    Item 6. Exhibits and Reports on Form 8-K

                                      None

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement

           Exhibit QF2 Financial Statements (Un-Audited) June 30, 1999


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                Legalopinion.com

                       formerly Eurotronics Holdings, Inc.

Dated: June 30, 1999




/s/ DON CROMPTON                                   /s/ BRIAN LOVIG
-----------------------------                      -----------------------------
Don Crompton                                       Brian Lovig
PRESIDENT CEO/DIRECTOR                             CHIEF FINANCIAL OFFICER





                                  /s/ RAE MEIER
                          ----------------------------
                                    Rae Meier
                               SECRETARY/DIRECTOR

                                   Exhibit QF2

                         UN-AUDITED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                               LEGALOPINION.COM
                         (A Development Stage Company)
                   Formerly Eurotronics Holdings Incorporated
                      UNAUITED CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 and December 31, 1998


                                                      June 30,      December 31,
                                                        1999            1998
                                                     -----------    -----------
                                     ASSETS
CURRENT ASSETS:
      Cash                                           $      --      $      --
      Prepaid expenses                                      --             --
                                                     -----------    -----------

          Total current assets                              --             --

PROPERTY AND EQUIPMENT:
      Computer equipment                                    --             --
      Accumulated depreciation                              --             --
                                                     -----------    -----------
                                                            --             --
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                               $    13,400    $    13,400
                                                     -----------    -----------

           Total Current Liabilities                      13,400         13,400
                                                     -----------    -----------

LONG-TERM DEBT
      Shareholder loans                                     --             --
      Payable for corporate acquisition                     --             --
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (deficit) (Note 1)
      Common stock, $.0001 par value;
         Authorized, 200,000,000 shares;
         Issued, 17,083,942 shares                         1,708          1,708
      Additional paid-in capital                       1,343,470      1,343,470
      Deficit accumulated during development stage    (1,358,578)    (1,358,578)
                                                     -----------    -----------
                                                         (13,400)       (13,400)
                                                     -----------    -----------
                                                     $      --      $      --
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements

                                LEGALOPINION.COM
                          (A Development Stage Company)
                   Formerly Eurotronics Holdings Incorporated
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                For the Three Months Ended June 30, 1999 and 1998
                For The Six Months Ended June 30, 1999 and 1998
      For The Period From Inception (January 7, 1982) Through June 30, 1999


                                                      Three         Three        Six           Six      Inception Through
                                                     Months        Months       Months        Months        June 30,
                                                      1999          1998         1999          1998           1999
                                                    ----------   ----------   -----------   -----------    -----------
Revenue:
     Interest Income                                $     --     $     --     $      --     $      --      $    61,208
                                                    ----------   ----------   -----------   -----------    -----------

                                                    $     --     $     --     $      --     $      --      $    61,208
                                                    ----------   ----------   -----------   -----------    -----------

Expenses:
     Investigation, evaluation and exploration of
       prospective mineral properties                     --           --            --            --          424,416
     Loss on investment securities                        --           --            --            --           28,302
     General and administrative                           --           --            --          13,400        968,495
     Amortization and depreciation                        --           --            --            --            1,000
     Goodwill write down                                  --           --            --            --             --
                                                    ----------   ----------   -----------   -----------    -----------
                                                                       --            --          13,400      1,422,213
                                                    ----------   ----------   -----------   -----------    -----------

     Net loss before taxes and extraordinary item         --           --            --         (13,400)    (1,361,005)
     Tax Expense                                          --           --            --            --              183
                                                    ----------   ----------   -----------   -----------    -----------
     Loss before extraordinary item                       --           --            --         (13,400)    (1,361,188)
          Extraordinary item - debt settlement            --           --            --            --            2,610
                                                    ----------   ----------   -----------   -----------    -----------

NET LOSS                                                  --           --            --         (13,400)   $(1,358,578)
                                                    ==========   ==========   ===========   ===========    ===========

NET LOSS PER COMMON SHARE - BASIC                   $     --     $     --            --
                                                    ===========  ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                      17,083,942   17,083,942    17,083,942
                                                    ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements

                                LEGALOPINION.COM
                          (A Development Stage Company)
                   Formerly Eurotronics Holdings Incorporated
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                For The Six Months Ended June 30, 1999 and 1998
      For The Period From Inception (January 7, 1982) Through June 30, 1999


                                                                                Inception
                                                          Six         Six        Through
                                                        Months       Months     June 30,
                                                         1999        1998         1999
                                                       ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                        $    --     $ (13,400)  $(1,358,578)
     Adjustments to reconcile net loss to net cash
     used by operating activities:
        Increase (decrease) in accrued liabilities          --        13,400       154,910
        Services and expenses paid with common stock        --          --         423,102
        Common Stock issued for debt                        --          --         205,524
        Loss due to permanent decline in investment         --          --          28,302
                                                       ---------   ---------   -----------

Total adjustments                                           --        13,400       811,856
                                                       ---------   ---------   -----------

Net cash used by operating activities                                   --        (546,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributions by incorporators                 --          --          55,000
     Proceeds from public stock offering                    --          --         383,473
     Issuance of common stock for cash                      --          --         108,249
                                                       ---------   ---------   -----------

Net cash provided by financing activities                   --          --         546,722
                                                       ---------   ---------   -----------


Net increase in cash                                        --          --            --

Cash, beginning                                             --          --            --
                                                       ---------   ---------   -----------

Cash, ending                                                --          --            --
                                                       =========   =========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock for services and expenses     $    --     $    --     $   423,102
                                                       =========   =========   ===========

Issuance of common stock for debt settlement           $    --     $    --     $   205,542
                                                       =========   =========   ===========

Issuance of common stock for investments               $    --     $    --     $   169,812
                                                       =========   =========   ===========

Investments exchanged for debt settlements             $    --     $    --     $   141,510
                                                       =========   =========   ===========

Issuance of common stock for prepaid advertising       $    --     $    --     $   250,000
                                                       =========   =========   ===========

   The accompanying notes are an integral part of these financial statements

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

On July 30, 1996 the Company approved an Agreement and Plan of Exchange between the Company, InterConnect West, Inc. (InterConnect), and InterConnect's
shareholders. The agreement stipulated that the Company issue and exchange shares of its common stock for all of the issued and outstanding shares of the common stock of InterConnect. This agreement was later amended on 1. BUSINESS ACTIVITY - Continued February 3, 1997. On June 3, 1997 the Company, InterConnect and InterConnect's shareholders executed a rescission of the agreement.

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