Form 10QSB
period 1999-09-30
LEGALOPINION COM
filed 1999-11-17
CIK 734089

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the Quarter ended September 30, 1999

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

     As of September 30, 1999: 17,083,942.

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

As of September 30, 1999 the aggregate number of shares held by non-affiliates was 1,792,833 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of September 30, 1999 the number of shares outstanding of the Registrant's Common Stock was 17,083,942.

                          PART I: FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          Item 1. Financial Statements.
--------------------------------------------------------------------------------

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit QF1) for the nine months ended September 30, 1999.

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

     (3) Expected purchase or sale of plant and significant equipment. None at this time

     (4) Expected significant change in the number of employees. There is no significant change expected in the number of employees, as the website is self-contained. Further employees may be required if demand increases significantly for customersupport and sales.

(b) Discussion and Analysis of Financial Condition and Results of Operations. The Registrant hast carried on to keep its legal identity for 1997 and 1998 and for the first 3 quarters of 1999. There were no operating entities. Therefore expenses were just incurred and no revenue taken in.


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


                    Item 6. Exhibits and Reports on Form 8-K

                                      None

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement

        Exhibit QF1 Financial Statements (Un-Audited) September 30, 1999


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                                 Legalopinion.com

                                        formerly Eurotronics Holdings, Inc.

Dated: September 30, 1999




/s/ DON CROMPTON                                   /s/ BRIAN LOVIG
-----------------------------                      -----------------------------
Don Crompton                                       Brian Lovig
PRESIDENT CEO/DIRECTOR                             CHIEF FINANCIAL OFFICER





                                  /s/ RAE MEIER
                       ----------------------------------
                                    Rae Meier
                               SECRETARY/DIRECTOR

                                   Exhibit QF3

                         UN-AUDITED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                LEGALOPINION.COM
                          (A Development Stage Company)
                   Formerly Eurotronics Holdings Incorporated
                      UNAUDITED CONSOLDIATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998



                                                               September 30,      December 31,
                                                                   1999              1998
                                                                -----------       -----------
                                     ASSETS
CURRENT ASSETS:
      Cash                                                      $     8,687       $      --
      Prepaid expenses                                                3,413              --
                                                                -----------       -----------

          Total current assets                                       12,100              --

PROPERTY AND EQUIPMENT:
      Computer equipment                                             17,361              --
      Accumulated depreciation                                         (900)             --
                                                                -----------       -----------
                                                                     16,461
OTHER ASSETS
      Prepaid advertising                                           250,000              --
                                                                -----------       -----------
                                                                    278,561              --
                                                                ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                          $    54,964       $    13,400
                                                                -----------       -----------

           Total Current Liabilities                                 54,964            13,400
                                                                -----------       -----------

LONG-TERM DEBT
      Shareholder loans                                             179,359              --
      Payable for corporate acquisition                             100,000              --
                                                                -----------       -----------
                                                                    279,359              --

STOCKHOLDERS' EQUITY (deficit) (Note 1)
      Common stock, $.0001 par value;
         Authorized, 200,000,000 shares;
         Issued, 27,083,942 at September 30, 1999 and
             17,083,942 at December 31, 1998                          2,708             1,708
      Additional paid-in capital                                  1,593,370         1,343,470
      Deficit accumulated during development stage               (1,651,840)       (1,358,578)
                                                                -----------       -----------
                                                                    (55,762)          (13,400)
                                                                -----------       -----------
                                                                $   278,561       $      --
                                                                ===========       ===========

  The accompanying notes are an integral part of these financial statements.

                                LEGALOPINION.COM
                          (A Development Stage Company)
                   Formerly Eurotronics Holdings Incorporated
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
               For the Three Months Ended Sept. 30, 1999 and 1998
                For the Nine Months Ended Sept. 30, 1999 and 1998
     For The Period From Inception (January 7, 1982) Through Sept. 30, 1999



                                                            Three          Three         Nine            Nine      Inception Through
                                                            Months         Months        Months          Months       September 30,
                                                             1999           1998          1999           1998             1999
                                                         ------------    ----------   ------------    ------------    -------------
Revenue:
     Interest Income                                     $       --      $     --     $       --      $       --      $     61,208
                                                         ------------    ----------   ------------    ------------    ------------

                                                                 --            --             --              --            61,208
                                                         ------------    ----------   ------------    ------------    ------------

Expenses:
     Investigation, evaluation and exploration of
       prospective mineral properties                            --            --             --              --           424,416
     Loss on investment securities                               --            --             --              --            28,302
     General and administrative                               157,840          --          157,840          13,400       1,126,335
     Amortization and depreciation                                900          --              900            --             1,900
     Goodwill write down                                      134,522          --          134,522            --           134,522
                                                         ------------    ----------   ------------    ------------    ------------
                                                              293,262          --          293,262          13,400       1,715,475
                                                         ------------    ----------   ------------    ------------    ------------

     Net loss before taxes and extraordinary item            (293,262)         --         (293,262)        (13,400)     (1,654,267)
     Tax Expense                                                 --            --             --              --               183
                                                         ------------    ----------   ------------    ------------    ------------

     Loss before extraordinary item                          (293,262)         --         (293,262)        (13,400)     (1,654,450)
          Extraordinary item - debt settlement                   --            --             --              --             2,610
                                                         ------------    ----------   ------------    ------------    ------------

NET LOSS                                                      293,262          --          293,262          13,400    $  1,651,840
                                                         ============    ==========   ============    ============    ============

NET LOSS PER COMMON SHARE - BASIC                        $      (0.01)   $     --            (0.01)
                                                         ============    ==========   ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                             22,170,899    17,083,942     18,798,228
                                                         ============    ==========   ============


  The accompanying notes are an integral part of these financial statements.

                                LEGALOPINION.COM
                          (A Development Stage Company)
                   Formerly Eurotronics Holdings Incorporated
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998
     Period From Date of Inception (January 7, 1982) Through Sept. 30, 1999


                                                                                            Inception
                                                             Nine             Nine           Through
                                                            Months            Months        Sept. 30
                                                             1999             1998            1999
                                                          -----------       ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                           $  (293,262)      $ (13,400)     $(1,651,840)
     Adjustments to reconcile net loss to net cash
     used by operating activities:
        Depreciation and amortization                             900            --                900
        Increase in prepaid expenses                           (3,413)           --             (3,413)
        Increase (decrease) in accrued liabilities             10,523          13,400          165,433
        Services and expenses paid with common stock             --              --            423,102
        Common Stock issued for debt                             --              --            205,542
        Loss due to permanent decline in investment              --              --             28,302
        Write down of goodwill                                134,522            --            134,522
                                                          -----------       ---------      -----------

Total adjustments                                             142,532          13,400          954,388
                                                          -----------       ---------      -----------

Net cash used by operating activities                        (150,730)           --           (697,452)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                    (17,361)           --            (17,361)
                                                          -----------       ---------      -----------

     Net cash used by investing activities                    (17,361)           --            (17,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributions by incorporators                      --              --             55,000
     Proceeds from public stock offering                         --              --            383,473
     Issuance of common stock for cash                           --              --            108,249
     Long-term lons from stockholders                         176,778            --            176,778
                                                          -----------       ---------      -----------

Net cash provided by financing activities                     176,778                          723,500
                                                          -----------       ---------      -----------


Net increase in cash                                            8,687            --              8,687
Cash, beginning                                                  --              --               --
                                                          -----------       ---------      -----------

Cash, ending                                                    8,687            --              8,687
                                                          ===========       =========      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock for services and expenses        $      --         $    --        $   423,102
                                                          ===========       =========      ===========

Issuance of common stock for debt settlement              $      --         $    --        $   205,542
                                                          ===========       =========      ===========

Issuance of common stock for investments                  $      --         $    --        $   169,812
                                                          ===========       =========      ===========

Investments exchanged for debt settlements                $      --         $    --        $   141,510
                                                          ===========       =========      ===========

Issuance of common stock for prepaid advertising          $   250,000       $    --        $   250,000
                                                          ===========       =========      ===========


  The accompanying notes are an integral part of these financial statements.

                                LEGALOPINION.COM
                          (A Development Stage Company)
                   Formerly Eurotronics Holdings Incorporated
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                LEGALOPINION.COM
                          (A Development Stage Company)
                   Formerly Eurotronics Holdings Incorporated
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                LEGALOPINION.COM
                          (A Development Stage Company)
                   Formerly Eurotronics Holdings Incorporated
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of LegalOpinion.com, Inc., an Alberta, Canada company.

Organization Costs

Organization costs were capitalized and amortized over 60-month period on a straight-line basis.

Exploration Expenses

Exploration expenditures were charged to expense as incurred. No mineral reserves feasible for development were discovered.

Advertising

Costs for newspaper, television, radio and other media advertising are expensed the first time the advertising occurs. Production costs incurred in advertising are expensed as incurred.

                                LEGALOPINION.COM
                          (A Development Stage Company)
                   Formerly Eurotronics Holdings Incorporated
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Goodwill

The acquisition of a private company, LegalOpinion.com, Inc. of Alberta, Canada, resulted in an excess of purchase price over net assets of the business acquired creating what would usually be considered goodwill. The purchase method was used to record this transaction. The company's assessment of the recoverability of the carrying value of goodwill in this situation required that it be expensed.

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

                                LEGALOPINION.COM
                          (A Development Stage Company)
                   Formerly Eurotronics Holdings Incorporated
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                LEGALOPINION.COM
                          (A Development Stage Company)
                   Formerly Eurotronics Holdings Incorporated
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   RELATED PARTY TRANSACTIONS - Continued

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