Form 10-K
period 1999-12-31
LEGALOPINION COM
filed 2000-03-24
CIK 734089

FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    [X]  ANNUAL REPORT PURSUANT TO SECTION 13
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                         Commission File Number: 0-13409

                                legalopinion.com

                       formerly Eurotronics Holdings, Inc.


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

Securities  registered  pursuant  to  Section  12(g)  of the Act:     31,083,942

Yes[X] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers (sec229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of 12/31/99 the aggregate number of shares held by non-affiliates was approximately 21,783,942 shares.

As of December 31, 1999, the number of shares outstanding of the Registrant's Common Stock was 31,083,942.
     Exhibit  Index  is  found  on  page  14

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

                                  INTRODUCTION

     This Registrant has recently recovered from a period of dormancy, made a material acquisition, and is now attempting to resume orderly reporting and disclosure. During its dormancy, it did not file reports. This Registrant's last previous Annual Report was filed for the year ended December 31, 1998. There was a lapse in our filing for 1997. The Annual Report for the years ended December 31, 1998 was filed close to the end of 1999 and included important subsequent events to make disclosure as meaningful and complete as possible. Shortly following the filing of the 1998 Annual Report, we filed Quarterly reports for each of the three quarters of 1999, and now file our 1999 Annual Report upon completion of our audit for the current year. It is the intention of this Registrant to continue normal reporting.

     Canadian Dollars and United States Dollars are not the same. In the Report which follows, the designation (US)$ and (CDN)$ will be used to avoid confusion. Unless otherwise indicated, all amounts not designated are United States Dollars.

--------------------------------------------------------------------------------
                        ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------

(A) HISTORICAL INFORMATION. Our predecessor was incorporated as a Utah corporation on January 7, 1982, as Eurotronics Holding Inc., for the primary purpose of investigating and evaluating prospective mineral properties for possible acquisition. On January 27, 1982, that Company sold 15,000,000 shares at $.002 per share (converts to 23 shares after reverse stock splits). On August 5, 1983, that Company sold an additional 14,285,714 shares at $.00175 to two affiliated corporations and two individuals for $25,000 (converts to 19 shares after reverse stock splits). All future references to shares of stock issued by the Company will be presented as if the reverse stock splits in May 1995 and November 1997 had occurred retroactively for all periods presented. In 1984, the company offered and sold 65 (post-post-reverse) shares in a public offering for cash, $111,627, net of underwriting expenses.

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

     As a result of the foregoing, as of December 31, 1997, and December 31, 1998, our predecessor had 17,083,942 issued and outstanding.

(B)  THE  REORGANIZATION.

     On April 7, 1999 the Private Alberta Corporation, legalopinion.com issued 100 shares of common stock for cash of $45,000.00. These shares have been acquired by us in the Reorganization.

     On or about May 15, 1999 Baycove Investments Limited (Baycove)(a private company incorporated in Ireland), and Bondock Capital Ltd. (Bondock)(a private Alberta company) offered to sell, and this Issuer offered to buy 100% of a third private Alberta company, legalopinion.com. (Alberta). Baycove and Bondock were each 50% owners of legalopinion (Alberta). The price was 9,000,000 shares of common stock of this issuer, plus $100,000.00 United States Dollars. This offer was accepted by the shareholders of the Issuer on August 9, 1999.

     On July 28, 1999, legalopinion.com was duly incorporated in the State of Nevada

     On August 9, 1999, the shareholders of Eurotronics Holding Corporation approved the following corporate reorganization:

     legalopinion.com  (Nevada)  and  Eurotronics  Holding  (Utah)  merged.
legalopinion.com  (Nevada)  was  the  surviving  corporation.  We  are  legal
Opinion.com (Nevada). We acquired 100% of the outstanding common shares of legalopinion.com, Inc., for cash consideration of $100,000 and the issuance of 9,000,000 new shares of our common stock.

     At  years end we issued 5,000,000 new shares for prepaid advertising.

     Accordingly, there were 31,083,942 shares issued and outstanding at the end of the period covered by this Report, December 31, 1999.


(C) SUMMARY OF SIGNIFICANT EVENTS FOLLOWING REORGANIZATIONS. New Directors were elected at a meeting of shareholders held on August 9, 1999, in Utah under the auspices of Eurotronics Holdings, Inc., the Utah corporate predecessor of this Nevada Issuer, and confirmed as the Board of Directors. New Directors and Officers elected August 9, 1999, were Don Crompton (elected President), Brian Lovig (elected Treasurer) and Rae Meier (elected Secretary).

     The acquired Alberta legalopinion.com company had entered into an agreement to purchase a national television advertising package from Spectra Holdings with a wholesale value of $10,000,000.00 (US). The purchase price was to be 1,000,000 shares of common stock. On November 30, 1999, this Agreement was cancelled and the shares were returned to treasury. On that same date we entered into a new agreement to buy $40,000,000.00 in advertising from Norman Alvis and Associates. The advertising is being purchased with new investment shares of common stock. the common shares will be issued each quarter based on current market prices. During 1999, $10,000,000.00 worth of shares were issued at $2.00 per share, resulting in the issuance of 5,000,000 shares. That contract, affecting the remaining $30,000,000 of advertising,is currently being re-negotiated, and no additional shares have been issuedpending the completion of the negotiations.

      A patent has been applied for the legalopinion.com concept and its special features. A financial consulting and investor relations firm is currently retained to assist in strategic planning and to increase exposure to the investment community. Medallion Capital Corporation:(1-800-295-0671).

(D) THE BUSINESS OF REGISTRANT AND ITS SUBSIDIARIES. On October 31, 1999, this Reporting Registrant launched its web-site. "www.legalopinion.com" is a Seattle-based online directory service offering consumers the convenience and quality of in-home and in-business legal consultation. The site provides consumers and attorneys the ability to interact in a new, simple and convenient way. The uniqueness comes from providing consumers with direct access to an online written opinion from an appropriately licensed attorney experienced in the particular problem area and located in their geographical jurisdiction. The system opened with more than 600 attorneys, serving 90% of the United States. We have continued to add attorneys and coverage. We have expanded into Canada and are preparing to expand coverage into the United Kingdom of Great Britain and Northern Ireland in the coming months. At this date we have over 3000 attorney's and all 50 states are covered.

     We do not practice law in any jurisdiction. We are not licensed to practice law in any jurisdiction. We do not become involved in any attorney-client relationship that may be established between our customer users, and attorneys participating in the Company's database.

     There are more than 200 links to other sites, which the users may find helpful. We are endeavoring to develop other strategic relationships to many more related sites including numerous State, National and International sites of related interest.

     Mindquake Software, a Vancouver based software developer, is our contractor, having done the design and implementation of the system, for (US) $50,000. Mindquake continues to provide services to us for website updates and modifications. Exodus Communications, Inc. has installed the dedicated server in the Seattle service center, and the system is a secure and seamless link between the attorney and the client. We have purchased $15,000 worth of equipment housed in Seattle by Exodus, and we will pay (US) $4,200 per month to them to house the equipment in the racks, service the server, and provide band width. This contract is renewable. We paid Saultmine Creative, a Seattle creative company,
(US)$35,000  for  he  artistic  and  verbal  input  to  the  Site.

(E) FINANCING PLANS. We have initiated a Private Placement Offering pursuant to Regulation D, Rule 506, as promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933. The offering is extended to our participating attorneys, with pre-existing relationships with us. No shares were placed as of the date of this Report. The maximum proceeds would be $3,675,000 if fully subscribed, without regard to any warrant exercise. If fully placed, 2,100,000 shares would be issued, and 2,100,000 warrants, exercisable at various times and prices, within the next twelve months. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(F) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business. We do not practice law in any jurisdiction. All relationships between participating attorneys and initiating clients would be subject to the laws of the State or jurisdiction in which the client resides, and under which the attorney is admitted to practice.

(G) COMPETITION. There are inherent difficulties for any company competing in any field with limited resources, and particularly for companies newly entering a particular field or fields. The Company lacks the resources of other established companies in the various areas in which it expects to competes. There is a relative ease of entry into the industry segment in which this Registrant operates. The Company is not well established or known in its field, and has intense competition from other, larger firms, with substantially greater resources, more established histories, backgrounds, experience and records of successful operations, more employees, and more extensive facilities than the Company will have in the near future and, accordingly, some companies are in a much better position to compete and to expand operation within the industry segment of this Registrant. There is no direct competitor of our business known to us. There are companies which provide pre-paid legal services. They are direct providers of such services. We are not. We are an internet referral service, not a provider of legal services. We are aware of no direct internet competitors.

(H)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.

(I) EMPLOYEES. We have no full time and 4 part-time employees. We have a con-tract with Paradigm Financial Management Contract Group at $17,500 (Canadian) per month that provides for the payment of salaries to the 4 part-time employees.

--------------------------------------------------------------------------------
                        ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------------------------------------------------------
     We have an office located at #230-2000 Spall Road, Kelowna BC. V1Y 9P6, that contains approximately 2,000 square feet of space and is rented for (CDN) $1,600.00 per month pursuant to a lease entered into on August 1, 1999. After February 1, 2000, the lease will be on a month to month basis. We also pays (US) $250.00 per month for another office located at Two Union Square, 42nd Floor 601 Union Street, Seattle Washington, 98101. We have plans to acquire additional space in Seattle in the near future. We own a computer server with a value of approximately $15,000. The use of limited office equipment is also provided pursuant to our contract with Paradigm Financial Management Contract Group. We also have received informal notification that its United States Patent Application titled "Method and System for Internet Delivery of legal Services" has received a filing date of September 24, 1999. The official filing receipt has not yet been received.

--------------------------------------------------------------------------------
                           ITEM 3.  LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------
     There are no material legal proceedings pending against the Company, as of the preparation of this Report.

--------------------------------------------------------------------------------
          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------
     On  August  9,  1999  at  a Special Meeting of Shareholders, of Eurotronics
Holding Corporation, it was resolved to move the corporation from Utah to Nevada, change the corporate name to legalopinion.com, to approve and authorize the acquisition of that certain Canadian Corporation also called legalopinion.com, Inc., and to elect three directors. On or about August 9, 1999, this Registrant changed its place of incorporation from Utah to Nevada, pursuant to that certain Plan of Merger for Change of Situs (Exhibit 2.1). The name change was accomplished simultaneously with the change of situs. As result of these events, this Registrant Corporation is a Nevada Corporation, is named legalopinion.com, and has new business, assets and a new plan of operation. Forthwith upon the effective date hereof, each and every one share of stock of the Public Utah Company was converted to one share of the Nevada Company.

             The Remainder of this Page is Intentionally left Blank

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

(A) MARKET INFORMATION. The Company, has one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

     Of the Company's 31,083,942 issued and outstanding shares of Common Stock as of December 31, 1999, management believes that approximately 17 million shares of the Company's restricted Common Stock may be presently sold in compliance with Rule 144. Rule 144 provides among other things and subject to certain limitations that a non-affiliate person holding restricted securities for a period of two years may sell those securities, free of restriction in brokerage transactions. Possible or actual sales of the Company's Common Stock under Rule 144 may have a depressive effect upon the price of the Company's Common Stock. The Company's 9,000,000 exchange shares are restricted securities and new investment shares, pursuant to Rule 144(a) and Rule 145.

(B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1999, was 596.

(C) DIVIDENDS. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

(D)  SALES  OF  UNREGISTERED  COMMON  STOCK.

     On or about May 15, 1999 Baycove Investments Limited (Baycove)(a private company incorporated in Ireland), and Bondock Capital Ltd. (Bondock)(a private Alberta company) offered to sell, and this Issuer offered to buy 100% of a third private Alberta company, legalopinion.com, Inc. (Alberta). Baycove and Bondock were each 50% owners of legalopinion.com (Alberta). The price was 9,000,000 shares of common stock of this issuer, plus $100,000.00 United States Dollars. This offer was accepted by the shareholders of the Issuer on August 9, 1999. The 9,000,000 shares were issued in reliance on Rule 145, and are restricted securities as if so defined in Rule 144(a).

     At years end we issued 5,000,000 new shares for prepaid advertising pursuant to section 4(2) of the Securities Act of 1933. These shares were issued to Allan Hackel and Norman Alvis.

 (E)  MARKET  INFORMATION.

Our Common Stock is quoted Over-the-Counter on the Bulletin Board ("OTCBB"). The Company's trading symbol is "LAWW". To the best of our knowledge and belief, there has been limited market activity, buying or selling, in brokerage transactions,of our common stock during the first six months of 1999, and considerable market activity during the second half of the year. Based upon standard reporting sources, the following information is provided:

period    high bid   low bid
-----------------------------
1st 1999  $    0.01  $  0.005
2nd 1999  $    0.30  $   0.01
3rd 1999  $    4.00  $   0.40
4th 1999  $    3.90  $   1.10
=============================


     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

--------------------------------------------------------------------------------
       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------

 (A)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. In order for the company to further attract consumers to its website, additional capital formation is warranted and necessary in the judgment of management. We will need approximately $1 million to $1.5 million in additional funding. We also plan to expand our marketing efforts into Europe and it may need, as well, an additional $1 million over the next 12 month period to execute an aggressive market agenda in this area, if such expansion is to be accomplished within the next 12 months.

     Reference is made to Note 1(a) of our Auditor's report. We have generated insignificant revenue and have accumulated a deficit since inception. This factor, among others raises doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate future profitable operations and receive financial support from stockholders and other investors. Our plans to generate future operations include the launch of an external advertising campaign, the anticipated results of which are sales sufficient to cover operating expenses. We are also anticipating certain support from some of our shareholders.

     There are two principal sources for additional funds. We have received loans from certain of our shareholders, to date, in the aggregate amount of approximately $796,000.00. These shareholders have indicated that they will continue to financially support us. These advances were made with no terms or interest due.This understanding provides us with some comfort that our operations can continue for the next 12 months, with some improvement in growth. Clearly, these shareholders cannot meet our optimal needs for expansion and penetration of our intended markets.

     We have initiated a Private Placement Offering pursuant to Regulation D, Rule 506, as promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933. The offering is extended to our participating attorneys, with pre-existing relationships with us. A maximum of 700 units are offered (each unit consisting of 3,000 shares of common stock and 3,000 warrants to acquire an additional share). The maximum proceeds would be $3,675,000 if fully subscribed, without regard to any warrant exercise. If fully placed, 2,100,000 shares would be issued, and 2,100,000 warrants, exercisable at various times and prices, within about the next twelve months.

             The Remainder of this Page is Intentionally left Blank

         Per Unit US$  # of Units  Total US$
-----------------------------------------------
Maximum      5,250.00         700  3,675,000.00
Minimum      5,250.00         100    525,000.00
-----------------------------------------------

================================================================================
Warrants are convertible at (US)$2.50 per warrant/share exercise through July 31, 2000, and at (US)$3.50 from August 1, 2000 until and including March 31, 2001. The Units are being offered by Management, and no fees or commissions are being paid on the Offering proceeds.
================================================================================

      (2) SUMMARY OF PRODUCT RESEARCH AND DEVELOPMENT. As the software and website have already been completed and a majority of the development work is complete. On-going changes may be completed as the company receives feedback from both lawyers and consumers that use its website. If the demand is strong from Europe and consumers indicate they require another language, the company may translate its software into several different languages to allow the site to be used by consumers throughout the world. We are planning to expand to provide further services to both lawyers and consumers.

     (3)  EXPECTED  PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT.
                             [None at this time.]

      (4) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. We will be staffing 5 new positions within the next 12 months. Further employees may be required if demand increases significantly for customer support and sales.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Our principal activity for 1997 and 1998 and for the first 2 quarters of 1999, has been to revivify our corporate franchise and bring our securities filings and reporting current. We were not an operating entity, until the last half of 1999. Therefore comparison of current periods with corresponding previous periods would not be meaningful or useful, in the judgement of management. After the acquisition of our current business, on August 9, 1999, we continued to incur expenses to develop our Website. No revenues were generated until after the Site became operational, on October 31, 1999. Only $439.00 was generated from that time until year end. The reason for such a modest result must be seen in terms of the lack of previous marketing efforts, and limited marketing efforts during those final two months of 1999.

     We wound up with total expenses of $608,009.00 and a net loss of $607,570.00. This loss was generated from development and maintenance of the Web Site of $288,428.00, write-down of goodwill created by the acquisition of our current business of $134,522, depreciation of $4,296.00, and general and administrative expenses of $180,763.00. These general and administrative expenses consisted of $79,423.00 for legal and accounting; $28,474.00 for investor relations and management consulting; $60,639.00 for management fees; and $12,227.00 for other miscellaneous items.

     During 1999, we operated on the funds provided through shareholder loans in the amount of $527,899.00. We issued five million shares at $2.00 per share in December 1999 for the first quarterly payment of our $40,000,000 ad campaign contract. The $10,000,000.00 for advertising is reflected as a pre-paid expense until such time as the advertising is incurred, which is expected to take place in the first and second quarters of 2000.

--------------------------------------------------------------------------------
                         ITEM 7.  FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

     Please see the Exhibit Index found on page 14 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.


--------------------------------------------------------------------------------
    ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

                                      [None].

             The Remainder of this Page is Intentionally left Blank

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

     Don Crompton, age 53, serves as a Director and as President for the Registrant. Over the past 5 years Mr. Crompton has been an owner/operator of Realty World Corp. of Kelowna, BC, Canada. During this same period and previously, he has served as a consultant for financial and mortgage start-up companies. In the course of work, Mr. Crompton has recruited and trained over 1,000 sales professionals. He holds a degree in commerce and frequently lectures at various leadership and management seminars.

     Brian Lovig, age 49, serves as a Director, Chief Financial Officer and Treasurer for the Registrant. Mr Lovig, who is the author of Bright Business Ideas I and II, for the past 5 years has been an investor and financier in a number of public and private companies. Mr Lovig during that period has also served as an independent auctioneer for real estate properties.

     Rae Meier, age 54, serves as a Director and corporate Secretary for the Registrant. Since May, 1994, Mr Meier has been 50% co-owner and manager of Paradigm Financial Services Ltd. Paradigm is a mortgage brokerage company.
Mr. Meier has over 30 years experience in corporate finance, management and marketing with various companies.

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

--------------------------------------------------------------------------------
                        ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

     No officer or director receives any salary or benefits directly from us and there are no stock options or bonuses established for any of these persons. We have an arrangement with Paradigm Financial Consulting Group to provide for payment of our employees. We pay Paradigm $17,500 (Canadian) per month that provides for the payment of salaries to the 4 part-time employees. There are no highly-compensated persons among this group. Don Crompton (our CEO) and Rae Meier (our Secretary) are indirectly benefitted by the fee paid to Paradigm Financial Consulting Group of which Rae Meier also serves as President. Paradigm is beneficially owned 50%/50% by Mr. Crompton's family trust and by Mr. Meier.

     Paradigm has other business interests besides its arrangement with us. Accordingly, our CEO Mr. Crompton and our Secretary Mr. Meier are not compensated directly by us, but provide their services by reason of our relationship with Paradigm, and are presumably benefited as owners of Paradigm by this arrangement. We have not as yet adopted our formal plan of compensation. While we expect to develop such a plan, we have not done so yet.

--------------------------------------------------------------------------------
    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------
                                     TABLE A
               CERTAIN BENEFICIAL OWNERS AND OWNERS OF 5% OR MORE

Name and Address of Beneficial Owner            Share       % of Total
Common Stock                                    Ownership
----------------------------------------------------------------------
Baycove Investments Ltd.                         4,500,000       14.48
1177 West Hastings
Vancouver BC V6E 2K3
----------------------------------------------------------------------
Bondock Capital Ltd.                             4,500,000       14.48
Two Union Square, 42nd Floor 601 Union Street,
Seattle Washington, 98101
----------------------------------------------------------------------
Norm Avis                                        2,499,999        8.04
8300 Sunset Avenue
Fair Oaks CA 95628
----------------------------------------------------------------------
Allan Hackel                                     2,500,001        8.04
1330 Center Street
Newton Center MA 02459
----------------------------------------------------------------------
Total 5% Owners                                 14,000,000       45.04
Total Issued and Outstanding                    31,083,942      100.00
======================================================================


                                     TABLE B
                             OFFICERS AND DIRECTORS

Name and Address of Beneficial Owner             Share       % of Total
Common Stock                                     Ownership
Don Crompton (President)                            150,000        0.48
Two Union Square, 42nd Floor 601 Union Street,
Seattle Washington, 98101
-----------------------------------------------------------------------
Rae Meier (Secretary)                               150,000        0.48
Two Union Square, 42nd Floor 601 Union Street,
Seattle Washington, 98101
-----------------------------------------------------------------------
Brian Lovig (Treasurer)(1)                        4,500,000       14.48
Two Union Square, 42nd Floor 601 Union Street,
Seattle Washington, 98101
-----------------------------------------------------------------------
All Officers and Directors as a Group             4,800,000       15.44
-----------------------------------------------------------------------
Total Shares Issued and Outstanding              31,083,942      100.00
=======================================================================

(1) Mr. Lovig is shown as the attributed owner of shares owned by his family trust, of which his wife is Trustee. These are 50% of the 9,000,000 exchange shares issued for the acquisition of legalopinion.com, Inc. the Canadian acquired company. These shares are the same as those indicated as owned by Bondock Capital Ltd., in Table A above.

--------------------------------------------------------------------------------
            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

          We entered into a Management Consulting Agreement with Medallion Capital to provide certain corporate planning and consulting services. Additionally, Medallion Capital will coordinate the Registrant's Investor Relations Program. The contract calls for payment of $3,000 per month plus certain expenses.

     Don Crompton and Rae Meier are indirectly compensated from the fee paid to Paradigm Financial Consulting Group of which Rae Meier also serves as President.

     The 5,000,000 shares for prepaid advertising has been disclosed and discussed in Item 1 of Part I. There are no relationships of affiliation between us and our personnel and the provider of the advertising purchased.

--------------------------------------------------------------------------------
   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

(A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

(B) FORM 8-K REPORTS. A report on Form 8-K was filed about August 25, 1999, reporting the reorganization and related events reported as subsequent events in this Annual Report. It was corrected in certain minor respects by a report on Form 8-K of about November 11, 1999.

(C)  EXHIBITS.  Please  see  Exhibit  Index  following.

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

     Each Exhibit is filed under an Exhibit Cover-page, and indexed by the Exhibit Number, Description, and sequential page number of this Report.

                                                                                                            Page
Exhibit Table Category  /  Description of Exhibit               Number                                     Number
---------------------------------------------------------------------------------------------------------------------------------
[2]   PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION
---------------------------------------------------------------------------------------------------------------------------------
2.1  Articles of Merger and Plan of Reorganization Eurotronics Holdings, Inc. (a Utah corporation) to legalopinion.com (a Nevada
---------------------------------------------------------------------------------------------------------------------------------
[3]   ARTICLES OF INCORPORATION AND BY-LAWS
---------------------------------------------------------------------------------------------------------------------------------
3.1 ARTICLES OF INCORPORATION legalopinion.com (a Nevada Corporation)                                         22
3.2 BY-LAWS legalopinion.com (a Nevada Corporation)                                                           25
---------------------------------------------------------------------------------------------------------------------------------
                                                         FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------------------------------------------
F-1  Audited Financial Statements for the years ended December 31, 1999                                       35
=================================================================================================================================

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

                                legalopinion.com

formerly  Eurotronics  Holdings,  Inc.

Dated:March 22, 2000


      /s/                                                               /s/
--------------                                                   ---------------
Don  Crompton                                                       Brian  Lovig
President  CEO/Director                                Chief  Financial  Officer


                                       /s/
                               ------------------
                                    Rae Meier
                               Secretary/Director


--------------------------------------------------------------------------------
                                   EXHIBIT 2.1

ARTICLES OF MERGER AND PLAN OF REORGANIZATION EUROTRONICS HOLDINGS, INC. (A UTAH
            CORPORATION) TO legalopinion.com (A NEVADA  CORPORATION)
--------------------------------------------------------------------------------

                           ARTICLES  OF  MERGER
              ARTICLES  OF  MERGER  FOR  CHANGE  OF  SITUS
                       AUGUST  9,  1999  PAGE  39


                              BY  WHICH


                     EUROTRONICS  HOLDINGS,  INC.
                        (A  UTAH  CORPORATION)

                   SHALL  MERGE  WITH  AND  BECOME

                          legalopinion.com
                      (A  NEVADA  CORPORATION)


                 FIRST, THE PLAN OF MERGER FOR CHANGE OF SITUS:

   (1) That certain Plan of Merger for Change of Situs, dated August 9, 1999 is attached hereto and incorporated herein by this reference as though fully set forth herein.

                   SECOND, INFORMATION RE SHAREHOLDER ACTION:

 (2) Shareholder Action is not required, for the reason that the former shareholders and the resulting shareholders are the same without dilution or change, and that the exchange of shares is in effect merely an exchange of situs. (Nevada: NRS 78.454). However, shareholder approval was obtained in Utah this day, August 9, 1999, at a meeting of shareholders called regularly with notice, 15,000 shares present and voting in favor, 17,083,942 issued, outstanding and entitled to vote.

                           THIRD, CORPORATE AUTHORITY:

 (3) The Plan of Merger for Change of Situs and the performance of the terms of the Plan of Merger for Change of Situs, by the each and all of the parties and entities mentioned in the Plan of Merger for Change of Situs were duly authorized by all action required by the laws under which each was incorporated or organized and by its constituent documents, to which representation each of the undersigned duly certifies and attests.

                             FOURTH, EFFECTIVE DATE:

(4)The exchange shall become effective at the earliest date provided or allowed by law, and not later than certification by each applicable State Official that this document has been accepted for filing and filed.

                                 FIFTH SIGNING:

 (5) These Articles of Merger are signed by the duly authorized Officers of the each applicable entity as follows:

  the remainder of this page is intentionally left blank signatures appear on the following page or pages all signatures on this page must be notarized


                  EUROTRONICS HOLDINGS, INC    .   legalopinion.com
                (A UTAH CORPORATION)           (A NEVADA  CORPORATION)
                   ARTICLES  OF  MERGER  FOR  CHANGE  OF  SITUS




          _________/s/_________                 _________/s/__________
              Don Crompton                          Don Crompton
                President                           President

          _________/s/_________                 _________/s/__________
              Don Crompton                           Rae Meier
               Secretary                             Secretary


     PLAN  ATTACHED

                       PLAN OF MERGER FOR CHANGE OF SITUS
                                AUGUST 9  PAGE 13

                 PLAN  OF  MERGER  FOR  CHANGE  OF  SITUS
                                BY  WHICH
                       EUROTRONICS  HOLDINGS,  INC.
           (A  UTAH  CORPORATION)  WILL  MERGE  WITH  AND  INTO
                             legalopinion.com
                         (A  NEVADA  CORPORATION)
     FOR  THE  PURPOSE  OF  CHANGING  THE  PLACE  OF  INCORPORATION


     THIS PLAN OF REORGANIZATION is made effective and dated this day of August 9, 1999, by and between the above referenced corporations, sometimes referred to herein as "the Public Company" and "the Private Company", respectively.

                     by                            by
              ----/s/-----                    ----/s/-----
              Don Crompton                    Don Crompton
                President                      President

                    by                             by
            -----/s/------                    -----/s/-----
              Don Crompton                      Rae Meier
               Secretary                        Secretary

PLAN  ATTACHED

                       PLAN OF MERGER FOR CHANGE OF SITUS
                                AUGUST 9  PAGE 13

                   PLAN  OF  MERGER  FOR  CHANGE  OF  SITUS
                                 BY  WHICH
                         EUROTRONICS  HOLDINGS,  INC.
             (A  UTAH  CORPORATION)WILL  MERGE  WITH  AND  INTO
                               legalopinion.com
                          (A  NEVADA  CORPORATION)
     FOR  THE  PURPOSE  OF  CHANGING  THE  PLACE  OF  INCORPORATION


     THIS PLAN OF REORGANIZATION is made effective and dated this day of August 9, 1999, by and between the above referenced corporations, sometimes referred to herein as "the Public Company" and "the Private Company", respectively.


     I.  RECITALS

                        A. THE PARTIES TO THIS AGREEMENT

         1. EUROTRONICS HOLDINGS, INC. ("the Public Company") is a Utah Corporation.

         2. legalopinion.com ("the Private Company") is a Nevada Corporation, having been created (or to be created) on behalf of Eurotronics Holdings, Inc. for the purpose of changing the place of incorporation from Utah to Nevada .

                         B. THE CAPITAL OF THE PARTIES:

        1. THE CAPITAL OF THE PUBLIC COMPANY consists of 200,000,000 shares of common voting stock of $0.0001 par value authorized, of which 17,083,942 shares are issued and outstanding.

        2. THE CAPITAL OF THE PRIVATE COMPANY consists of 50,000,000 shares of common voting stock of $0.001 par value authorized, of which no shares have been or are issued or outstanding.

                        C. THE DECISION TO REORGANIZE TO CHANGE SITUS:
  The Parties have resolved, accordingly, to merge and relocated the place of incorporation, by means of the following reorganization, by which the Public Company will merge with and into the Private Company move to Nevada.

--------------------------------------------------------------------------------
                             II.  Plan of Reorganization
--------------------------------------------------------------------------------

A. CHANGE OF SITUS: The Public Company (Utah) and the Private Company (Nevada ) are hereby reorganized for the sole and singular purpose of changing the place of incorporation of Eurotronics Holdings, Inc.; such that immediately following the Reorganization the Utah Public Company will move to Nevada .

     1. THE PUBLIC COMPANY: EUROTRONICS HOLDINGS, INC. of Utah will merge with and into and thereafter be legalopinion.com of Nevada . The Public Company will retain its corporate personality and status, and will continue its corporate existence uninterrupted, in and through, and only in and through the Nevada Corporation.

      2. CONVERSION OF OUTSTANDING SHARES: Forthwith upon the effective date hereof, each and every one share of stock of the Public Utah Company shall be converted to one share of the Nevada Company. Any such holders of shares may surrender them to the transfer agent for common stock of the Public Utah Company, which transfer agent shall remain and continue as transfer agent for the Nevada Company, until and unless changed later.

       3. EFFECTIVE DATE: This Plan of Reorganization shall become effective immediately upon approval and adoption by Corporate parties hereto, in the manner provided by the law of its place of incorporation and its constituent corporate documents, the time of such effectiveness being called the effective date hereof.

       4. SURVIVING CORPORATIONS: The Nevada Company shall survive the Reorganization after Reorganization, with the operational history of the Utah Company before the Reorganization, and with the management, duties and relationships to its shareholders unchanged by the Reorganization and with all of its property and with its shareholder list unchanged.

      5. FURTHER ASSURANCE, GOOD FAITH AND FAIR DEALING: the Directors of each Company shall and will execute and deliver any and all necessary documents, acknowledgments and assurances and do all things proper to confirm or acknowledge any and all rights, titles and interests created or confirmed herein; and both companies covenant hereby to deal fairly and good faith with each other and each others shareholders.

This Reorganization Agreement is executed on behalf of each Company by its duly authorized representatives, and attested to, pursuant to the laws of its respective place of incorporation and in accordance with its constituent documents.


              EUROTRONICS  HOLDINGS,  INC.          legalopinion.com
             (A  UTAH  CORPORATION)            (A  NEVADA  CORPORATION)

                   by                                      by

        __________/s/___________                 ________/s/________
              Don Crompton                           Don Crompton
              -President                               President

        _________/s/___________                  _______/s/_________
            Don Crompton                             Rae Meier
              Secretary                              Secretary

                                   EXHIBIT 3.1

                   ARTICLES OF INCORPORATION legalopinion.com
                             (A NEVADA CORPORATION)

                            ARTICLES OF INCORPORATION
                                       OF
                                legalopinion.com


     ARTICLE  I.  The  name  of  the  Corporation  is  legalopinion.com

     ARTICLE II. Its principal office in the State of Nevada is 774 Mays Blvd. #10, Incline Village NV 89452. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc.

     ARTICLE III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

     ARTICLE IV. The corporation shall have authority to issue an aggregate of 50,000,000 shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $50,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     ARTICLE V. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

     ARTICLE VI. The name and address of the Incorporator of the corporation is William Stocker, Attorney at Law, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624, phone (949) 248-9561, fax (949) 248-1688. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator shall act as Sole Initial Director.

     ARTICLE VII. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

     ARTICLE VIII. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.

     I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day,

July  26,  1999.





                             _________/s/__________
                                 William Stocker
                                 attorney at law
                                  Incorporator

--------------------------------------------------------------------------------
                                   EXHIBIT 3.2
                            BY-LAWS legalopinion.com
                             (A NEVADA CORPORATION)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     BY-LAWS
                                       OF
                                legalopinion.com
                              A NEVADA CORPORATION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                    ARTICLE I
                                CORPORATE OFFICES
--------------------------------------------------------------------------------


     The principal office of the corporation in the State of Nevada shall be located at 774 Mays Blvd. Suite 10, Incline Village NV 89451. The corporation may have such other offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.

--------------------------------------------------------------------------------
                                   ARTICLE II
                             SHAREHOLDERS' MEETINGS
--------------------------------------------------------------------------------

SECTION  1.  PLACE  OF  MEETINGS

     The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

SECTION  2.  ANNUAL  MEETINGS

     The time and date for the annual meeting of the shareholders shall be set by the Board of Directors of the Corporation, at which time the shareholders shall elect a Board of Directors and transact any other proper business. Unless the Board of Directors shall determine otherwise, the annual meeting of the shareholders shall be held on the second Monday of March in each year, if not a holiday, at Ten o'clock A.M., at which time the shareholders shall elect a Board of Directors and transact any other proper business. If this date falls on a holiday, then the meeting shall be held on the following business day at the same hour.

SECTION  3.  SPECIAL  MEETINGS

     Special meetings of the shareholders may be called by the President, the Board of Directors, by the holders of at least ten percent of all the shares entitled to vote at the proposed special meeting, or such other person or persons as may be authorized in the Articles of Incorporation.

SECTION  4.  NOTICES  OF  MEETINGS

     Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty (60) days before the date of the meeting, either personally or by mail, by the direction of the president, or secretary, or the officer or persons calling the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.
Closing  of  Transfer  Books  or  Fixing  Record  Date.

     (a) For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case twenty (20) days. If the stock transfer books be closed for the purpose of determining stockholders entitled to notice or to vote at a meeting of stockholders, such books shall be closed for at least twenty
(20)  days  immediately  preceding  such  meeting.

     (b) In lieu of closing the stock transfer books, the directors may prescribe a day not more than sixty (60) days before the holding of any such meeting as the day as of which stockholders entitled to notice of the and to vote at such meeting must be determined. Only stockholders of record on that day are entitled to notice or to vote at such meeting

     (c) The directors may adopt a resolution prescribing a date upon which the stockholders of record are entitled to give written consent to actions in lieu of meeting. The date prescribed by the directors may not precede nor be more than ten (10) days after the date the resolution is adopted by directors.

SECTION  5.  VOTING  LIST.

     The officer or agent having charge of the stock transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and number of shares held by each, which list, for a period of ten
(10) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

SECTION  6.  QUORUM.

     At any meeting of stockholders, a majority of fifty percent plus one vote, of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the outstanding shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

SECTION  7.  PROXIES.

     At all meetings of the stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. Such proxies may be deposited by electronic transmission.

SECTION  8.  VOTING.

     Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of Nevada.

SECTION  9.  ORDER  OF  BUSINESS.

     The order of business at all meetings of the stockholders, shall be as follows:

     a.     Roll  Call.
     b.     Proof  of  notice  of  meeting  or  waiver  of  notice.
     c.     Reading  of  minutes  of  preceding  meeting.
     d.     Reports  of  Officers.
     e.     Reports  of  Committees.
     f.     Election  of  Directors.
     g.     Unfinished  Business.
     h.     New  Business.


SECTION  10.  INFORMAL  ACTION  BY  STOCKHOLDERS.

     Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof. Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a Majority of all of the stockholders entitled to vote with respect to the subject matter thereof at any regular meeting called on notice, and if written notice to all shareholders is promptly given of all action so taken.

SECTION  11.  BOOKS  AND  RECORDS.

     The Books, Accounts, and Records of the corporation, except as may be otherwise required by the laws of the State of Nevada, may be kept outside of the State of Nevada, at such place or places as the Board of Directors may from time to time appoint. The Board of Directors shall determine whether and to what extent the accounts and the books of the corporation, or any of them, other than the stock ledgers, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account or book or document of this Corporation, except as conferred by law or by resolution of the stockholders or directors. In the event such right of inspection is granted to the Stockholder(s) all fees associated with such inspection shall be the sole expense of the Stockholder(s) demanding the inspection. No book, account, or record of the Corporation may be inspected without the legal counsel and the accountants of the Corporation being present. The fees charged by legal counsel and accountants to attend such inspections shall be paid for by the Stockholder demanding the inspection.

--------------------------------------------------------------------------------
                                   ARTICLE III
                               BOARD OF DIRECTORS
--------------------------------------------------------------------------------

SECTION  1.  GENERAL  POWERS.

     The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

SECTION  2.  NUMBER,  TENURE,  AND  QUALIFICATIONS.

     The number of directors of the corporation shall be a minimum of one (l) and a maximum of nine (7), or such other number as may be provided in the Articles of Incorporation, or amendment thereof. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

SECTION  3.  REGULAR  MEETINGS.

     A regular meeting of the directors, shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for holding of additional regular meetings without other notice than such resolution.

SECTION  4.  SPECIAL  MEETINGS.

     Special meetings of the directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

SECTION  5.  NOTICE.

     Notice of any special meeting shall be given at least one day previously thereto by written notice delivered personally, or by telegram or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

SECTION  6.  QUORUM.

     At any meeting of the directors fifty (50) percent shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

SECTION  7.  MANNER  OF  ACTING.

     The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

SECTION  8.  NEWLY  CREATED  DIRECTORSHIPS  AND  VACANCIES.

     Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of the majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

SECTION  9.  REMOVAL  OF  DIRECTORS.

     Any or all of the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

SECTION  10.  RESIGNATION.

     A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

SECTION  11.  COMPENSATION.

     No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

SECTION  12.  EXECUTIVE  AND  OTHER  COMMITTEES.

     The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of one (l) or more directors. Each such committee shall serve at the pleasure of the board.

--------------------------------------------------------------------------------
                                   ARTICLE IV
                                    OFFICERS
--------------------------------------------------------------------------------


SECTION  1.  NUMBER.

     The officers of the corporation shall be the president, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

SECTION  2.  ELECTION  AND  TERM  OF  OFFICE.

     The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. In the event that no election of officers be held by the directors at that time, the existing officers shall be deemed to have been confirmed in office by the directors.

SECTION  3.  REMOVAL.

     Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgement the best interest of the corporation would be served thereby, but such removal shall be without prejudice to contract rights, if any, of the person so removed.

SECTION  4.  VACANCIES.

     A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

SECTION  5.  PRESIDENT.

     The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the directors from time to time.

SECTION  6.  CHAIRMAN  OF  THE  BOARD.

     In the absence of the president or in the event of his death, inability or refusal to act, the chairman of the board of directors shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The chairman of the board of directors shall perform such other duties as from time to time may be assigned to him by the directors.

SECTION  7.  SECRETARY.

     The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all the duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

SECTION  8.  TREASURER.

     If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.


SECTION  9.  SALARIES.

     The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of fact that he is also a director of the corporation.

--------------------------------------------------------------------------------
                                    ARTICLE V
                      CONTRACTS, LOANS, CHECKS AND DEPOSITS
--------------------------------------------------------------------------------

SECTION  1.  CONTRACTS.

     The directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.


SECTION  2.  LOANS.

     No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

SECTION  3.  CHECKS,  DRAFTS,  ETC.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

SECTION  4.  DEPOSITS.

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the directors may select.


                                   ARTICLE VI
                                   FISCAL YEAR

     The fiscal year of the corporation shall begin on the first day of January in each year, or on such other day as the Board of Directors shall fix.


                                   ARTICLE VII
                                    DIVIDENDS

     The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.


                                  ARTICLE VIII
                                      SEAL

     The directors may provide a corporate seal which shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".


                                   ARTICLE IX
                                WAIVER OF NOTICE

     Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                                    ARTICLE X
                                   AMENDMENTS

     These by-laws may be altered, amended or repealed and new by-laws may be adopted in the same manner as their adoption, by the Board of Directors if so adopted; by a vote of the stockholders representing a majority of all the shares issued and outstanding, if so adopted or adopted by the Board of Directors; or, in any case, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.

                                  CERTIFICATION

     THE SECRETARY of the Corporation hereby certifies that the foregoing is a true and correct copy of the By-Laws of the Corporation named in the title thereto and that such By-Laws were duly adopted by the Board of Directors of said Corporation on the date set forth below.

EXECUTED,  AND  CORPORATE  SEAL  AFFIXED,  this  day  of  October  15,  1999.

                   _____________/s/_____________
                            Rae  Meier

--------------------------------------------------------------------------------
                                   EXHIBIT F-1
                          AUDITED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 1999
--------------------------------------------------------------------------------


AUDITORS'  REPORT  TO  THE  STOCKHOLDERS
We have audited the consolidated balance sheet of legalopinion.com and subsidiary (a development stage enterprise) as at December 31, 1999 and the consolidated statement of loss, cash flows and stockholders' equity for the period from inception (April 7, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 1999 consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of legalopinion.com and subsidiary as at December 31, 1999 and the results of its operations and its cash flows for the period from inception (April 7, 1999) to December 31, 1999 in accordance with United States generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has accumulated a deficit since inception of $651,920 to December 31, 1999. This factor, among others, as discussed in Note 1 a) raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1 a). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

_______/s/__________
   "KPMG  LLP"
Chartered  Accountants
Kelowna,  Canada
February  10,  2000
                                legalopinion.com
                  (Formerly Eurotronics Holdings Incorporated)
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                              $  United  States

                                                     December 31, 1999
                                                   -------------------
ASSETS

Current Assets
Cash                                               $           23,080
Prepaid Expenses (Note 3)                                  10,000,920
                                                   -------------------
                                                           10,024,000
Fixed Assets (Note 4)                                          25,558
                                                   $       10,049,558
                                                   ===================
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued liabilites                      $141,979
Longe term debt
Stockholders' loan (Note 5)                                   527,899
-------------------------------------------------  -------------------
                                                              669,878
Stockholders' Equity
Capital Stock
Authorized:
50,000,000 common shares with a par value
of $0.001 per share
Issued:
31,083,942 common shares                                       31,084
Additional paid-in capital                                 10,000,516
Deficit Accululated during the development stage             (651,920)
-------------------------------------------------  -------------------
                                                            9,379,680
                                                          $10,049,558
                                                   ===================

        See  accompanying  notes  to  financial  statements
                                legalopinion.com
                  (Formerly Eurotronics Holdings Incorporated)
                        (A Development Stage Enterprise)
                         Consolidated Statement of Loss
                              $  United  States

                                                From Inception
                                                 (April 7, 1999) to
                                                December 31, 1999
                                                --------------------
Revenue
Directory Fees                                  $               439
----------------------------------------------  --------------------
                                                                439
Expenses
Accounting and Legal                                         79,423
Advertising and promotion                                    68,483
Attorney directory enrollment                                58,450
Cost of recapitalization (Note 2)                           100,000
Credit Card commissions                                       2,902
Depreciation                                                  4,296
Foreign exchange loss                                           250
General and Administrative                                   12,227
Investor Relations                                           28,474
Management fees paid to related party (Note 6)               60,639
Travel and legal Conventions                                 27,516
Web-Site and technology maintenance                         209,699
----------------------------------------------  --------------------
                                                            652,359
                                                --------------------
Net Loss                                        $           651,920
                                                --------------------
Weighted Average number of Shares                        22,170,899
Loss per Share                                               ($0.03)
====================================================================

      See  accompanying  notes  to  financial  statements
                                legalopinion.com
                  (Formerly Eurotronics Holdings Incorporated)
                        (A Development Stage Enterprise)
                      Consolidated Statement of Cash Flows
                                 $ United States

                                              From Inception
                                               (April 7, 1999) to
                                              December 31, 1999
                                              --------------------
Operating Activities
Net Loss                                                ($651,920)
Items non involving cash
Depreciation                                                4,296
Changes in non-cash working capital
Prepaid expenses                                             (920)
Accounts payable and accrued liabilities                  128,829
--------------------------------------------  --------------------
                                                         (519,715)
Financing
Stockholders' Loans                                       527,899
--------------------------------------------  --------------------
                                                          527,899
Investing
Issuance of Shares                                          45,000
Purchase of fixed assets                                  (29,854)
------------------------------------------------------------------
                                                           15,146

Change in foreign curency denominated
cash balance                                                 (250)
--------------------------------------------  --------------------
Increase in cash                                           23,080
Cash, beginning of period                                       0
Cash, end of period                           $            23,080
============================================  ====================
Supplementary information:
Interest paid                                                   0
Income taxes paid                                               0
Non Cash investing and financing activities:
Issuance of capital stock for services to
be received                                            10,000,000
Issuance of common stock for common stock
of a private corporation                                      900
==================================================================

                 See accompanying notes to financial statements
                                legalopinion.com
                  (Formerly Eurotronics Holdings Incorporated)
                        (A Development Stage Enterprise)
                 Consolidated Statement of Stockholders' Equity
                                 $ United States

                                                                          Deficit
                                                                          Accumulated
                                   Capital Stock             Additional   During the     Total
                                   -------------
                                   Number                    Paid-In      Development    Stockholders'
                                   of Shares      Amount     Capital      Stage          Equity
--------------------------------------------------------------------------------------------------------
Issued for cash on April 7, 1999             100  $ 45,000   $         0  $          0   $       45,000
Adjustment to record capital
transaction (Note 2)                  26,083,842   (14,416)        1,016             0          (13,400)
Net Loss for the period ended
December 31, 1999                              0         0             0      (651,920)        (651,920)
Issuance of shares for services
at $2.00                               5,000,000       500     9,999,500             0       10,000,000
--------------------------------------------------------------------------------------------------------
                                      31,083,942   $31,084   $10,000,516     $(651,920)      $9,379,680
========================================================================================================

                             See  accompanying  notes  to  financial  statements
                                 legalopinion.com
                  (Formerly Eurotronics Holdings Incorporated)
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                                 $ United States

                         Period ended December 31, 1999


legalopinion.com (formerly Eurotronics Holdings Incorporated) was incorporated under the laws of the State of Utah for the primary purpose of investigating and evaluating prospective mineral properties for possible acquisition. Effective
August 9, 1999, the Company acquired 100% of the outstanding shares of legalopinion.com, Inc., a private corporation incorporated on April 7, 1999 under the laws of Alberta. Prior to the acquisition, legalopinion.com was a non-operating public shell corporation with nominal net assets. For accounting purposes this transaction has been accounted for as a recapitalization of legalopinion.com, Inc. (see note 2). As part of a capital transaction with legalopinion.com, Inc., the Company continued its registration jurisdiction from Utah to Nevada and changed its principal activity to the development of an online directory service that provides consumers and attorneys the ability to interact.
1.     SIGNIFICANT  ACCOUNTING  POLICIES:
a)     Going  concern
These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has generated insignificant revenues and has accumulated a deficit since inception of $651,920. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.
Management's plans with respect to generating future profitable operations include the launch of an external advertising campaign (see note 3), the anticipated results of which are sales sufficient to cover operating expenses. Management is also anticipating certain stockholders to provide additional funds in the form of stockholders loans (see note 8).
b)     Translation  of  financial  statements
The Company's wholly owned subsidiary, legalopinion.Com, Inc. operates in the United States and Canada and accordingly, a portion of its operations are conducted in Canadian currency.
The  method  of  translation  applied  is  as  follows:
i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn. $1.4433 (1998 - $1.5263).
ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the time of acquisition of the assets or assumption of the liabilities.
iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.
iv)     Foreign exchange gains and losses on translation are included in income.

                         legalopinion.com
       (Formerly  Eurotronics  Holdings  Incorporated)
             (A  Development  Stage  Enterprise)
         Notes  to  Consolidated  Financial  Statements
                        $  United  States
                 Period  ended  December  31,  1999


1.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):
c)     Basis  of  presentation  and  consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated.
To December 31, 1999, the Company is primarily focused on the process of developing its business and no significant revenues have been generated to date. Accordingly, the Company is considered to be a development state enterprise for financial reporting purposes.
d)     Fixed  assets
Fixed assets are recorded at cost. Depreciation is provided using the following methods and annual rates which are intended to amortize the cost of the assets over their estimated useful life:

--------------------------------------------------------------------------------
       Asset                            Method                        Rate
--------------------------------------------------------------------------------
Computer  equipment                Declining  balance                  30%
Furniture  and  fixtures           Declining  balance                  20%
--------------------------------------------------------------------------------
e)     Income  taxes
The Company accounts for income taxes by the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
f)     Management  estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
g)     Financial  instruments
The fair values of the Company's cash and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of the instruments. It is not possible to arrive at a fair value for stockholders' loans as a maturity date is not determinable, there is not a ready market for such instruments and given the nature of the relationship between the stockholder and the Company. The maximum credit risk exposure for all financial assets is the carrying amount of those assets.

legalopinion.com
(Formerly  Eurotronics  Holdings  Incorporated)
(A  Development  Stage  Enterprise)
Notes  to  Consolidated  Financial  Statements
$  United  States

Period  ended  December  31,  1999


1.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):
h)     Loss  per  share
Loss per share has been calculated using the weighted average number of common shares outstanding during the period.
i)     Accounting  standards  change
In June 1998, the Financial Accounting Standards Board issued SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

2.     CAPITAL  TRANSACTION:
Effective August 9, 1999, the Company acquired 100% of the outstanding common shares of legalopinion.Com, Inc., a private corporation incorporated on April 7, 1999 under the laws of Alberta, Canada for cash consideration of $100,000 and the issuance of 9,000,000 common shares from treasury. The transaction has been accounted for as if it were a capital transaction, effectively as if legalopinion.com, Inc. had issued shares for the net assets of the Company. Accordingly, this transaction has been measured at the carrying amount of the assets and liabilities of the Company with the excess of the carrying amount reflected as a charge to operations. In addition, the consolidated statement of loss, stockholders' equity and cash flows reflect the results from operations and cash flows of legalopinion.com, Inc. for the period from incorporation on April 7, 1999 to December 31, 1999, combined with those of the legal parent from the date of acquisition on August 9, 1999.

3.     PREPAID  EXPENSES:
The Company entered into an agreement whereby the advertising service provider agreed to provide advertising services in exchange for common shares of the Company. As at December 31, 1999, 5,000,000 common shares were issued to the advertising service provider. This transaction has been recorded at $10,000,000, the estimated fair value of the advertising services to be received. As the advertising services had not yet been provided as at December 31, 1999, the amount has been recorded as a prepaid expense.
Subject to the ongoing delivery of advertising services in the next fiscal year, the Company is committed to issuing additional common shares with a value of $30,000,000 subject to cancellation by the Company on a quarterly basis.

                          legalopinion.com
          (Formerly  Eurotronics  Holdings  Incorporated)
                (A  Development  Stage  Enterprise)
            Notes  to  Consolidated  Financial  Statements
                          $  United  States
                  Period  ended  December  31,  1999


4.     FIXED  ASSETS:
                                                          1999
                                                      Accumulated     Net  book
                                         Cost        amortization         value
--------------------------------------------------------------------------------
Computer  equipment               $     26,204     $     3,931     $     22,273
Furniture  and  fixtures                 3,650             365            3,285
                                  $     29,854     $     4,296     $     25,558
--------------------------------------------------------------------------------
5.     STOCKHOLDERS'  LOANS:
Stockholders' loans are unsecured, do not bear interest and have no specified terms of repayment. As the stockholders have indicated in writing that they will not request repayment in the next fiscal year, the entire amount has been shown as a long term liability.

6.     RELATED  PARTY  TRANSACTIONS:
During the year the Company entered into the following transactions with related parties:

                                                                         1999
--------------------------------------------------------------------------------
Management  fees  paid  to  a  company  controlled
by  the  President  of  the  Company                                $     60,639
--------------------------------------------------------------------------------
Shares  and  cash  issued  to  a  company  controlled
by  a  director  (see  note  2)                                    $     100,900
--------------------------------------------------------------------------------
These transactions are measured at the exchange amount of consideration established and agreed to by the related parties.
--------------------------------------------------------------------------------

7.     INCOME  TAXES:
At December 31, 1999, the Company had a net operating loss carryforward for United States income tax purposes of approximately $1,300,000 and a non-capital loss carryforward for Canadian income tax purposes of approximately $600,000. The net operating loss and non-capital loss carryforward expire in increments beginning in 2000 and 2006 respectively. No amount has been reflected on the balance sheet for future income taxes as any future income tax asset has been fully offset by a valuation allowance.

legalopinion.com
                 (Formerly  Eurotronics  Holdings  Incorporated)
                       (A  Development  Stage  Enterprise)
                Notes  to  Consolidated  Financial  Statements
                              $  United  States

                      Period  ended  December  31,  1999

8.     SUBSEQUENT  EVENTS:
Subsequent to December 31, 1999, the Company received $150,000 in the form of stockholders' loans.
9.     UNCERTAINTY  DUE  TO  THE  YEAR  2000  ISSUE:
The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.