Form 10QSB
period 2000-03-31
LEGALOPINION COM
filed 2000-05-15
CIK 734089

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)

                      For the Quarter ended March 31, 2000

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

Yes[x] No[ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[ ] (Indicate by check mark whether if disclosure of delinquent filers (SEC 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of March 31, 2000 the aggregate number of shares held by non-affiliates was 1,792,833 shares.

As of March 31, 2000 the number of shares outstanding of the Registrant's Common Stock was 31,083,942.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------


                         Item 1.  Financial Statements.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit QF1-00) for the three months ended March 31, 2000.


       Item 2.  Management's Discussion and Analysis or Plan of Operation.


 (a)  Plan  of  Operation  for  the  next  twelve  months.

(1) Cash Requirements and of Need for additional funds, twelve months. In order for the Company to carry out and institute new service and programs plus to continue to attract consumers to its Web site additional capital will be required. Over the next 12 months the Company will require up to $3,000,000 to institute these new programs and services plus utilize a major portion of the remaining $32,000,000 of the stock for advertising contract. Approximately $1,000,000 will be utilized in establishing new business-to-business (B2B) marketing teams, $1,000,000 for new product and program development and $1,000,000 for infrastructure equipment and working capital. Management believes that as much as $2,000,000 more capital will be required in the second year of the business plan. With the first quarter of 2000 traffic substantially below original projections, advertising will be focused towards four regional US markets with relatively high concentration of Internet users. New collateral marketing pieces and promotional programs targeted at small to mid-sized business users will focus our sales efforts on growing the business-to-business
(B2B)  internet  niche  in  conjunction  with new product and services programs.

To drive traffic to the website, strategic alliances and joint ventures will supplement direct sales efforts in concert with the Company's targeted media campaign. In the estimates of management, the Company will need a total of $5 million over the next two years in order to establish a direct business-to-business regional sales force, introduce new products and programs, develop the corporate infrastructure to support such activities and build a revenue stream sufficient to operate profitably.

To secure this funding, the company will access venture capital resources, initiating a Private Placement to fund its growth strategy. The company has redefined it's business model to include the development of additional profit centers and programs which should, in the opinion of management, drive a consistent stream of users to the site to sustain consistent profitable business operations within the next 24 months.


Reference is made to Note 1 (a) of our auditor's report for the year ended December 31, 1999, that we have generated insignificant revenue and have accumulated a deficit since inception. This factor, among others raises doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate future profitable operations and receive financial support from stockholders and other investors.

(2) Summary of Product Research and Development. As the software and website have already been completed and the majority of the development work is complete, on-going changes and enhancements may be made as the Company receives feedback from both lawyers and consumers and to accommodate new programs and services.

(3) Expected purchase or sale of plant and significant equipment. None at this time

(4) Expected significant change in the number of employees. We will staff 5 new positions within the next 12 months. Further employees may be required if demand increases significantly for customer support and sales.

 (b) Discussion and Analysis of Financial Condition and Results of Operations. Our principal activity for 1997 and 1998 and the first two quarters of 1999 had been to revivify our corporate franchise and bring our securities filing and reporting current. The Company was not an operating entity, until the last half of 1999. Therefore comparison of current periods with corresponding previous periods would not be meaningful or useful, in the judgment of management. After the acquisition of our current business on August 9, 1999, the Company continued to incur expenses to develop our website. No revenues were generated until after the site became operational on October 31, 1999. Only $439 was generated from that time until year-end, December 31, 1999.

     For the quarter ending March 31,2000, the Company had total expenses of $3,204,323 of which $3,006,796 was for the initial advertising and promotion of the website. $2,955,172 of this advertising and promotion expense was a non-cash expense as a result of a 1999 stock-for-adverting transaction. Additional expenses were generated from the development and maintenance of the website of $29,134, attorney directory enrollment of $34,825 and general and administrative expenses of $133,568 which is detailed within the attached financial statements. The revenues from the first quarter of 2000 were only $3,875. Therefore, the net loss for the quarter was $3,200,448. The reason for such a modest result must be seen in terms of the lack of previous marketing efforts.

     During the quarter ending March 31, 2000, the Company operated on funds provided through additional shareholder loans in the amount of $ 326,881. Subsequent to the end of the quarter $698,250 of the shareholder loans were converted to common stock as part of the Regulation D, 506 Private Placement at $1.75 per share. This financing raised a total of $819,000.

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

                           Item 1.  Legal Proceedings

                                      None

                          Item 2.  Change in Securities

                                      None

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

                    Item 6.  Exhibits and Reports on Form 8-K

                                      None

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement

         Exhibit QF1-00 Financial Statements (Un-Audited) March 31, 2000


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                legalopinion.com

                       formerly Eurotronics Holdings, Inc.

Dated:  May  12,  2000


/s/                         /s/
John  Marencik              David  Emerick
President/Director          Chief Financial Officer

/s/               /s/                             /s/
Don  Crompton     Rae  Meier                      Brian  Lovig
DIRECTOR          SECRETARY/DIRECTOR              CHAIRMAN/DIRECTOR

--------------------------------------------------------------------------------
                                 Exhibit QF1-00

                         Un-Audited Financial Statements
                    for the three months Ended March 31, 2000
--------------------------------------------------------------------------------

Consolidated  Financial  Statements  of

LEGALOPINION.COM
(A  Development  Stage  Enterprise)
For  the  three  months  ended  March  31,  2000

                                       13

LEGALOPINION.COM
(A  Development  Stage  Enterprise)
Consolidated  Balance  Sheet
$  United  States

March  31,  2000  and  December  31,  1999

--------------------------------------------------------------------------------
                                                              2000          1999
                                                 (Unaudited-Prepared
                                                     by  Management)

Assets

Current  assets
Cash                                             $       56,851     $     23,080
Prepaid  expenses  (note  3)                          7,025,669       10,000,920
--------------------------------------------------------------------------------
                                                      7,082,520       10,024,000
Fixed  assets  (note  4)                                 25,433           25,558
--------------------------------------------------------------------------------
                                                $     7,107,953     $ 10,049,558

Liabilities  and  Stockholders'  Equity
Current  liabilities
Accounts  payable  and  accrued  liabilities       $     73,941     $    141,979
Long  -term  debt
Stockholders'  loans  (note  5)                         854,780          527,899
--------------------------------------------------------------------------------
                                                        928,721          669,878
Stockholders'  equity
Capital  stock
Authorized:
200,000,000  common  shares  with  a  par  value
of  $0.0001  per  share
Issued:
31,083,942  common  shares                                31,084          31,084
Additional  paid-in  capital                          10,000,516      10,000,516
Deficit accumulated during the development stage      (3,852,368)      (651,920)
--------------------------------------------------------------------------------
                                                       6,179,232       9,379,680
================================================================================
                                                 $     7,107,953     $10,049,558

See  accompanying  notes  to  consolidated  financial  statements

LEGALOPINION.COM
(A  Development  Stage  Enterprise)
Consolidated  Statement  of  Loss
$  United  States

For  the  three  month  period  ended  March  31,  2000
(Unaudited  -  Prepared  by  Management)

                                              From  inception
                                           (April  17,  1999)  to
                                              March  31,  2000              2000
--------------------------------------------------------------------------------
Revenue
Directory  fees                                 $     4,314          $     3,875
--------------------------------------------------------------------------------
                                                      4,314                3,875

Expenses
Accounting  and  legal                              116,099               36,676
Advertising  and  promotion                       3,075,279            3,006,796
Attorney  directory  enrollment                      93,275               34,825
Cost  of  recapitalization  (note  2)               100,000                    0
Credit  card  commissions                             3,908                1,006
Depreciation                                          6,175                1,879
Foreign  exchange  gain                               (151)                (401)
General  and  administrative                         25,580               13,353
Investor  relations                                  56,517               28,043
Management fees paid to related party (note6)        99,287               38,648
Travel  and  legal  conventions                      35,825                8,309
Wages  and  employee  benefits                        6,055                6,055
Web-site  and  technology  maintenance              238,833               29,134
--------------------------------------------------------------------------------
                                                  3,856,682            3,204,323
================================================================================
Net  loss                                 $     (3,852,368)     $    (3,200,448)

Weighted  average  number  of  shares                                 31,083,942
Loss  per  share                                                    $     (0.10)

           See accompanying notes to consolidated financial statements

LEGALOPINION.COM
(A  Development  Stage  Enterprise)
Consolidated  Statement  of  Cash  Flows
$  United  States

For  the  three  month  period  ended  March  31,  2000
(Unaudited  -  Prepared  by  Management)

                                                From  inception
                                             (April  7,  1999)  to
                                                March  31,  2000            2000
--------------------------------------------------------------------------------
Operating  activities
Net  loss                                   $     (3,852,368)     $  (3,200,448)
Items  non-involving  cash
Advertising  paid with share consideration         2,975,172           2,975,172
Depreciation                                           6,175               1,879
Changes  in  non-cash  working  capital
Prepaid  expenses                                      (841)                  79
Accounts  payable  and  accrued  liabilities          60,791            (68,038)
--------------------------------------------------------------------------------
                                                   (811,071)           (291,356)

Financing
Stockholders'  loans                                854,780              326,881
Investing
Issuance  of  shares                                 45,000                    0
Purchase  of  fixed  assets                        (31,608)              (1,754)
--------------------------------------------------------------------------------
                                                     13,392              (1,754)

Change  in  foreign  currency  denominated
  cash  balance                                       (250)                    0
Increase  in  cash                                   56,851               33,771
Cash,  beginning  of  period                              0               23,080
Cash,  end  of  period                         $     56,851         $     56,851
Supplementary  information:
  Interest  paid                                         0                     0
  Income  taxes  paid                                    0                     0

Non-cash  investing  and  financing  activities:
Issuance  of  capital  stock  for  services  to
be  received                                    10,000,000                     0
Issuance  of  common  stock  for  common  stock
of  a  private  corporation                            900                     0

           See accompanying notes to consolidated financial statements

LEGALOPINION.COM
(A  Development  Stage  Enterprise)
Consolidated  Statement  of  Stockholders'  Equity
$  United  States

Period from date of Inception (April 7, 1999) to March 31, 2000 (Unaudited - Prepared by Management)


                                                                       Accumulated
                                                          Additional   During the     Total
                                   Number                 Paid in      Development    Stockholders'
                                   of shares   Amount     Capital      Stage          Equity
Issued for cash on April 7, 1999          100  $ 45,000   $         0  $          0   $       45,000

Adjustment to record capital
transaction (note2)                26,083,842   (14,416)        1,016             0          (13,400)

Net loss for the period ended
December 31, 1999                           0         0             0      (651,920)        (651,920)

Issuance of shares for services
(note3)                             5,000,000       500     9,999,500             0       10,000,000

Balance, December 31, 1999         31,083,942    31,084    10,000,516      (651,920)       9,379,680

Net Loss for the period ended
March 31, 2000                              0         0             0    (3,200,448)      (3,200,448)

Balance, March 31, 2000
(Unaudited)                        31,083,942  $ 31,084   $10,000,516   ($3,852,368)  $    6,179,232

           See accompanying notes to consolidated financial statements

LEGALOPINION.COM
(A  Development  Stage  Enterprise)
Notes  to  Consolidated  Financial  Statements
$  United  States

For  the  three  month  period  ended  March  31,  2000
(Unaudited  -  Prepared  by  Management)


legalopinion.com was incorporated under the laws of the State of Utah for the primary purpose of investigating and evaluating prospective mineral properties for possible acquisition. Effective August 9, 1999, the Company acquired 100% of the outstanding shares of legalopinion.com, Inc., a private corporation incorporated on April 7, 1999 under the laws of Alberta. Prior to the acquisition, LegalOpinion.com was a non-operating public shell corporation with nominal net assets. For accounting purposes this transaction has been accounted for as a recapitalization of legalopinion.com, Inc. (see note 2). As part of a capital transaction with legalopinion.com, Inc., the Company continued its registration jurisdiction from Utah to Nevada and changed its principal activity to the development of an online directory service that provides consumers and attorneys the ability to interact.
1.     SIGNIFICANT  ACCOUNTING  POLICIES:
a)     Going  concern
These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has generated insignificant revenues and has accumulated a deficit since inception of $3,852,368. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.
Management's plans with respect to generating future profitable operations include the launch of an external advertising campaign (see note 3), the anticipated results of which are sales sufficient to cover operating expenses. Management is also anticipating certain stockholders to provide additional funds in the form of stockholders loans.
b)     Translation  of  financial  statements
The Company's wholly owned subsidiary, legalopinion.com, Inc. operates in the United States and Canada and accordingly, a portion of its operations are conducted in Canadian currency.
The  method  of  translation  applied  is  as  follows:
i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn. $1.46 (December 31, 1999 - $1.44).
ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the time of acquisition of the assets or assumption of the liabilities.
iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.
iv)     Foreign exchange gains and losses on translation are included in income.

LEGALOPINION.COM
(A  Development  Stage  Enterprise)
Notes  to  Consolidated  Financial  Statements
$  United  States

For  the  three  month  period  ended  March  31,  2000
(Unaudited  -  Prepared  by  Management)


1.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):
c)     Basis  of  presentation  and  consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material inter-company transactions and balances have been eliminated.
To March 31, 2000, the Company is primarily focused on the process of developing its business and no significant revenues have been generated to date. Accordingly, the Company is considered to be a development state enterprise for financial reporting purposes.
d)     Fixed  assets
Fixed assets are recorded at cost. Depreciation is provided using the following methods and annual rates which are intended to amortize the cost of the assets over their estimated useful life:

Asset     Method     Rate

Computer  equipment     Declining  balance     30%
Furniture  and  fixtures     Declining  balance     20%

e)     Income  taxes
The Company accounts for income taxes by the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
f)     Management  estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
g)     Financial  instruments
The fair values of the Company's cash and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of the instruments. It is not possible to arrive at a fair value for stockholders' loans as a maturity date is not determinable, there is not a ready market for such instruments and given the nature of the relationship between the stockholder and the Company. The maximum credit risk exposure for all financial assets is the carrying amount of those assets.

LEGALOPINION.COM
(A  Development  Stage  Enterprise)
Notes  to  Consolidated  Financial  Statements
$  United  States

For  the  three  month  period  ended  March  31,  2000
(Unaudited  -  Prepared  by  Management)


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

2.     CAPITAL  TRANSACTION:
Effective August 9, 1999, the Company acquired 100% of the outstanding common shares of LegalOpinion.Com, Inc., a private corporation incorporated on April 7, 1999 under the laws of Alberta, Canada for cash consideration of $100,000 and the issuance of 9,000,000 common shares from treasury. The transaction has been accounted for as if it were a capital transaction, effectively as if LegalOpinion.com, Inc. had issued shares for the net assets of the Company. Accordingly, this transaction has been measured at the carrying amount of the assets and liabilities of the Company with the excess of the carrying amount reflected as a charge to operations. In addition, the from inception figures presented on the consolidated statement of loss, stockholders' equity and cash flows reflect the results from operations and cash flows of LegalOpinion.com, Inc. for the period from incorporation on April 7, 1999 to March 31, 2000, combined with those of the legal parent from the date of acquisition on August 9, 1999.

3.     PREPAID  EXPENSES:
The Company entered into an agreement on November 22, 1999 whereby an advertising service provider agreed to provide $40,000,000 of advertising services in exchange for common shares of the Company. As at March 31, 2000, 5,000,000 common shares were issued to the advertising service provider. This transaction has been recorded at $10,000,000, the estimated fair value of the advertising services to be received. As at March 31, 2000, $2,975,172 of the committed advertising had ran leaving $7,024,828 ($10,000,000 as at December 31, 1999) still recorded as a prepaid expense.
This agreement for delivery of advertising services was renegotiated during the first quarter. Under the revised agreement, the Company will no longer issue blocks of shares in advance but will only issue shares for the value of specific advertising as it is approved and booked. The advertising service provider has agreed to provide up to $32,000,000 of additional advertising prior to June 1, 2001 subject to a thirty (30) day cancellation provision. The price per share is calculated based on a 25% discount to the average closing price during the last month of each calendar quarter during 2000.

LEGALOPINION.COM
(A  Development  Stage  Enterprise)
Notes  to  Consolidated  Financial  Statements
$  United  States

For  the  three  month  period  ended  March  31,  2000
(Unaudited  -  Prepared  by  Management)


4.     FIXED  ASSETS:
                                                             2000         1999
                                        Accumulated       Net  book     Net book
                             Cost       amortization          value       value
--------------------------------------------------------------------------------
Computer  equipment     $     26,204     $     5,602     $     20,602    $22,273
Furniture and fixtures         5,404             573            4,831      3,285
                        $     31,608     $     6,175     $     25,433    $25,558

5.     STOCKHOLDERS'  LOANS:
Stockholders' loans are unsecured, do not bear interest and have no specified terms of repayment. As the stockholders have indicated in writing that they will not request repayment in the next fiscal year, the entire amount has been shown as a long term liability.

6.     INCOME  TAXES:
At December 31, 1999, the Company had a net operating loss carry forward for United States income tax purposes of approximately $4,500,000 and a non-capital loss carry forward for Canadian income tax purposes of approximately $3,800,000. The net operating loss and non-capital loss carry forward expire in increments beginning in 2000 and 2006 respectively. No amount has been reflected on the balance sheet for future income taxes as any future income tax asset has been fully offset by a valuation allowance.

7.     SUBSEQUENT  EVENT:
In April 2000, the Company issued 468,000 common shares at $1.75 per share for total consideration of $819,000 paid as follows:

Cash                                        $     120,750
Repayment  of  stockholders'  loans               698,250
-----------------------------------               -------
                                       $          819,000