Form 10QSB
period 2000-06-30
LEGALOPINION COM
filed 2000-08-11
CIK 734089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       or
[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
EXCHANGE  ACT
For  the  transition  period  from       to

                         Commission File Number: 0-13409

                                LEGALOPINION.COM
  (Exact  name  of  small  business  issuer  as  specified  in  its  charter)

              Nevada                                                  87-0550824
(State of Incorporation)                       (IRS Employer Identification No.)

        TWO UNION SQUARE, 42ND FLOOR, 601 UNION STREET, SEATTLE, WA 98101
                    (Address of principal executive offices)

                                 (206)  652-3390
                           (Issuer's telephone number)


           (Former name, former address and former fiscal year, if changed since last report.)

   As of June 30, 2000, the registrant had 32,441,942 shares of common stock, par value $.001 per share, outstanding.

  Transitional  Small  Business  Disclosure  Format (Check one): Yes [  ] No [X]

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS.

                                LEGALOPINION.COM
                        (A DEVELOPMENT STAGE  ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                 $ UNITED STATES


                                            JUNE 30, 2000       DECEMBER 31,1999
                                        (UNAUDITED-PREPARED
                                           BY  MANAGEMENT)
--------------------------------------------------------------------------------
ASSETS

CURRENT  ASSETS
CASH                                             $        2,046     $     23,080
PREPAID  EXPENSES  (NOTE  3)                              3,600       10,000,920
--------------------------------------------------------------------------------
                                                          5,646       10,024,000
FIXED  ASSETS  (NOTE  4)                                 28,291           25,558
--------------------------------------------------------------------------------
                                                $        33,937     $ 10,049,558

LIABILITIES  AND  STOCKHOLDERS'  (DEFICIENCY)  EQUITY
CURRENT  LIABILITIES
ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES       $    108,438     $    141,979
LONG  -TERM  DEBT
STOCKHOLDERS'  LOANS  (NOTE  5)                         427,419          527,899
--------------------------------------------------------------------------------
                                                        535,857          669,878
STOCKHOLDERS'  (DEFICIENCY)  EQUITY
CAPITAL  STOCK
AUTHORIZED:
200,000,000  COMMON  SHARES  WITH  A  PAR  VALUE
OF  $0.001  PER  SHARE
ISSUED  AND  OUTSTANDING:
32,441,942  AND  31,083,942 COMMON  SHARES                32,442          31,084
ADDITIONAL  PAID-IN  CAPITAL                          12,134,158      10,000,516
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE     (12,668,520)      (651,920)
--------------------------------------------------------------------------------
                                                        (501,920)     9,379,680
================================================================================
                                                 $        33,937     $10,049,558

        See  accompanying  notes  to  consolidated  financial  statements

                                LEGALOPINION.COM
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         CONSOLIDATED STATEMENT OF LOSS
                                 $ UNITED STATES

                  (UNAUDITED  -  PREPARED  BY  MANAGEMENT)

                                    FROM  INCEPTION
                         (APRIL  7,  1999) TO  6  MONTHS ENDED  3  MONTHS  ENDED
                             JUNE  30,  2000    JUNE  30, 2000   JUNE  30,  2000

REVENUE
DIRECTORY  FEES                $     9,295          $     8,856     $     4,981

                                     9,295                8,856           4,981

EXPENSES
ACCOUNTING  AND  LEGAL             176,962               97,539          60,863

ADVERTISING  AND  PROMOTION     11,351,820           11,283,337       8,276,541

ATTORNEY  DIRECTORY  ENROLLMENT    116,882               58,432          23,607

COST  OF  RECAPITALIZATION
(NOTE  2)                          100,000                    0               0

CREDIT  CARD  COMMISSIONS            5,183                2,281           1,275

DEPRECIATION                         8,180                3,884           2,005

FOREIGN  EXCHANGE  GAIN              1,778                1,528           1,929

GENERAL  AND  ADMINISTRATIVE        41,886               29,659          16,306

INVESTOR  RELATIONS                337,929              309,455         281,412

MANAGEMENT FEES PAID TO RELATED PARTY
(NOTE 6)                           107,285               46,646           7,998

TRAVEL  AND  LEGAL  CONVENTIONS     63,717               36,201          27,892

WAGES  AND  EMPLOYEE  BENEFITS      80,531               80,531          74,476

WEB-SITE  AND  TECHNOLOGY
MAINTENANCE                        285,662               75,963          46,829
================================================================================
                                12,677,815           12,025,456       8,821,133

NET  LOSS                $     (12,668,520)     $   (12,016,600)  $  (8,816,152)

WEIGHTED AVERAGE
NUMBER OF SHARES                23,244,118           31,488,275      32,248,619

LOSS  PER  SHARE               $    (0.55)         $     (0.38)     $    (0.27)

           See accompanying notes to consolidated financial statements

                                LEGALOPINION.COM
                        (A Development Stage Enterprise)
                      Consolidated Statement of Cash Flows
                                 $ United States

                    (Unaudited  -  Prepared  by  Management)


                                          FROM  INCEPTION
                                         (APRIL  7,  1999)  TO   6  MONTHS ENDED
                                          JUNE  30,  2000        JUNE  30,  2000
--------------------------------------------------------------------------------
OPERATING  ACTIVITIES
NET  LOSS                                 $    (12,668,520)      $  (12,016,600)
ITEMS  NOT-INVOLVING  CASH
ADVERTISING  PAID  WITH
SHARE  CONSIDERATION                            11,200,000           11,200,000
DEPRECIATION                                         8,180                3,884
CHANGES  IN  NON-CASH  WORKING  CAPITAL
PREPAID  EXPENSES                                   (3,600)             (2,681)
ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES        95,288             (33,541)
================================================================================
                                                (1,368,652)           (848,938)
FINANCING
STOCKHOLDERS'  LOANS                             1,125,669             597,770
SHARES  ISSUED  FOR  CASH                          236,750             236,750
--------------------------------------------------------------------------------
                                                 1,362,419             834,520
INVESTING
ISSUANCE  OF  SHARES                                45,000                   0
PURCHASE  OF  FIXED  ASSETS                        (36,471)             (6,616)
--------------------------------------------------------------------------------
                                                     8,529              (6,616)

CHANGE  IN  FOREIGN  CURRENCY  DENOMINATED
  CASH  BALANCE                                       (250)                  0
INCREASE  IN  CASH                                   2,046             (21,034)
CASH,  BEGINNING  OF  PERIOD                             0              23,080
CASH,  END  OF  PERIOD                        $      2,046        $      2,046
SUPPLEMENTARY  INFORMATION:
  INTEREST  PAID                                         0                   0
  INCOME  TAXES  PAID                                    0                   0

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
ISSUANCE  OF  CAPITAL  STOCK  FOR
ADVERTISING  SERVICES                           11,200,000           1,200,000
ISSUANCE  OF  CAPITAL  STOCK  UPON  CONVERSION  OF
STOCKHOLDERS'  LOANS                               698,250             698,250

           See accompanying notes to consolidated financial statements

                                LEGALOPINION.COM
                        (A Development Stage Enterprise)
                 Consolidated Statement of Stockholders' Equity
                                 $ United States

         Period from date of Inception (April 7, 1999) to June 30, 2000
                    (Unaudited-Prepared  by  Management)
--------------------------------------------------------------------------------
                                                       ACCUMULATED
                                           ADDITIONAL    DURING THE     TOTAL
                        NUMBER             PAID  IN     DEVELOPMENT STOCKHOLDERS
                      OF  SHARES   AMOUNT   CAPITAL        STAGE       EQUITY
--------------------------------------------------------------------------------
ISSUED FOR CASH ON
APRIL  7,  1999            100  $  45,000   $      0   $        0     $   45,000

ADJUSTMENT  TO  RECORD  CAPITAL
TRANSACTION
(NOTE 2)            26,083,842   (14,416)      1,016            0       (13,400)

ISSUANCE  OF  SHARES  FOR  SERVICES
(NOTE  3)            5,000,000      500    9,999,500            0     10,000,000

NET  LOSS  FOR  THE  PERIOD  ENDED
DECEMBER  31,  1999          0        0            0     (651,920)     (651,920)
================================================================================
BALANCE,
DECEMBER 31, 1999   31,083,942   31,084   10,000,516     (651,920)     9,379,680

ISSUANCE  OF  SHARES  FOR  CASH
 AT  $1.75  PER  SHARE
(NOTE  7)              69,000        69      120,681            0        120,750

CONVERSION  OF  STOCKHOLDERS'  LOANS
 AT  $1.75  PER  SHARE
(NOTE  7)             399,000       399      697,851            0        698,250

ISSUANCE  OF  SHARES  FOR  SERVICES
 AT  $2.00  PER  SHARE
(NOTE  7)            600,000       600     1,199,400            0      1,200,000

ISSUANCE  OF  SHARES  FOR  CASH
 AT  $0.40  PER  SHARE
(NOTE  7)            290,000       290       115,710            0        116,000

NET  LOSS  FOR  THE  PERIOD  ENDED
JUNE  30,  2000            0         0             0  (12,016,600)  (12,016,660)
================================================================================
BALANCE,  JUNE  30,  2000
(UNAUDITED)       32,441,942  $  32,442  $12,134,158 $(12,668,520)  $  (501,920)
================================================================================

           See accompanying notes to consolidated financial statements

                                LEGALOPINION.COM
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                                 $ United States

                      Six month period ended June 30, 2000
                    (Unaudited  -  Prepared  by  Management)

legalopinion.com was incorporated under the laws of the State of Nevada on July 28, 1999. The Company's predecessor, Eurotronics Holdings Incorporated, was incorporated under the laws of the State of Utah. Eurotronics Holdings was formed for the primary purpose of investigating and evaluating prospective mineral properties for possible acquisition, although it existed only as a non-operating shell corporation with nominal assets until August 9, 1999. Effective August 9, 1999, the Company acquired 100% of the outstanding capital stock of legalopinion.com, Inc., a corporation incorporated on April 7, 1999 under the laws of Alberta, Canada. Prior to the acquisition, legalopinion.com was a non-operating public shell corporation with nominal net assets. For accounting purposes this transaction has been accounted for as a recapitalization of legalopinion.com, Inc. (see note 2). As part of a capital transaction with legalopinion.com, Inc., Eurotronics Holdings merged into the Company to change its state of incorporation from Utah to Nevada and to change its principal activity to the development of an online directory service that provides consumers and attorneys the ability to interact.

1.     SIGNIFICANT  ACCOUNTING  POLICIES:

a)     Going  concern

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has generated insignificant revenues and has accumulated a deficit since inception of $12,668,520. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

Management's plans for generating future profitable operations include acquisitions of compatible companies (see note 9), advertising joint ventures and developing products and services.

Management intends to raise additional funds for operations through debt or equity financings, including the issuance of warrants and convertible debentures (see note 9), in addition to obtaining additional funds in the form of stockholders loans.

b)     Translation  of  financial  statements

The Company's wholly owned subsidiary, legalopinion.com, Inc. operates in the United States and Canada and accordingly, a portion of its operations are conducted in Canadian currency. The method of translation applied is as follows:
i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn. $1.48 at June 30, 2000 (US $1.00 per Cdn. $1.44 at Dec. 31, 1999).
ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the time of acquisition of the assets or assumption of the liabilities.

                                LEGALOPINION.COM
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                                 $ United States

                      Six month period ended June 30, 2000
                     (Unaudited  -  Prepared by Management)

1.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.
iv)     Foreign exchange gains and losses on translation are included in income.

c)     Basis  of  presentation  and  consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material inter-company transactions and balances have been eliminated. Since inception to June 30, 2000, the Company has been focused primarily on the process of developing its business and no significant revenues have been generated to date. Accordingly, the Company is considered to be a development state enterprise for financial reporting purposes.

d)     Fixed  assets
Fixed assets are recorded at cost. Depreciation is provided using the following methods and annual rates which are intended to amortize the cost of the assets over their estimated useful life:
__________________________________________________________
Asset                              Method           Rate
----------------------------------------------------------

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

g)     Financial  instruments
The fair values of the Company's cash and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of the instruments. It is not possible to arrive at a fair value for stockholders' loans as a maturity date is not determinable, a

                                LEGALOPINION.COM
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                                 $ United States

                      Six month period ended June 30, 2000
                     (Unaudited  -  Prepared by Management)

1.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):
ready market for such instruments is not available and given the nature of the relationship between the stockholder and the Company. The maximum credit risk exposure for all financial assets is the carrying amount of those assets.

h)     Loss  per  share.
Loss per share has been calculated using the weighted average number of common shares outstanding during the period.

i)    Accounting  standards  change.
In June 1998, the Financial Accounting Standards Board issued SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

2.     CAPITAL  TRANSACTION:
Effective August 9, 1999, the Company acquired 100% of the outstanding common stock of legalopinion.com, Inc., a corporation incorporated on April 7, 1999 under the laws of Alberta, Canada, for cash consideration of $100,000 and the issuance of 9,000,000 shares of the Company's common stock from treasury. The transaction was accounted for as if it were a capital transaction, effectively as if legalopinion.com, Inc. had issued shares for the net assets of the Company. Accordingly, this transaction was measured at the carrying amount of the assets and liabilities of the Company with the excess of the carrying amount reflected as a charge to operations in the period ended December 31, 1999.

3.     PREPAID  EXPENSES:
The Company entered into an agreement with an advertising service provider under which the advertising service provider agreed to provide advertising services in exchange for common stock of the Company. As of June 30, 2000, 5,000,000 shares of common stock were issued to the advertising service provider. This transaction was recorded as a prepaid expense of $10,000,000, the estimated fair value of the advertising services to be received. The Company has expensed $7,263,075 of the advertising services to June 30, 2000. The Company intends to terminate this agreement, however, the advertising service provider will remain obligated to provide advertising services until the full value of advertising services provided is equal to $10,000,000 (Note 9). Accordingly, the remaining prepaid amount of $1,273,925 was expensed during the period ended June 30, 2000.

                                LEGALOPINION.COM
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                                 $ United States

                      Six month period ended June 30, 2000
                     (Unaudited  -  Prepared by Management)


4.     FIXED  ASSETS:

                                              June  30,          December  31,
                                                2000                 1999
--------------------------------------------------------------------------------
                                     Accumulated         Net  book     Net  book
                         Cost       amortization            value         value
--------------------------------------------------------------------------------
Computer equipment    $  30,022       $  7,383          $  22,639      $  22,273
Furniture and fixtures    6,449            797              5,652          3,285
--------------------------------------------------------------------------------
                      $  36,471       $  8,180          $  28,291      $  25,558

5.     STOCKHOLDERS'  LOANS:
Stockholders' loans are unsecured, do not bear interest and have no specified terms of repayment. As the stockholders have indicated in writing that they will not request repayment in the next fiscal year, the entire amount has been shown as a long-term liability.

6.    RELATED  PARTY  TRANSACTION
During the six month period ended June 30, 2000, the Company paid management fees of $46,646 to a corporation controlled by the former president of the Company.

7.    SHARES  ISSUANCES:
On April 11, 2000, the Company issued 468,000 shares of common stock at $1.75 per share pursuant to a private placement. The company received $120,576 in cash and $698,250 of shareholder loans were forgiven in exchange for the shares. In addition, the recipients of securities in the private placement received warrants to purchase an additional 468,000 shares of common stock.

During the period ended June 30, 2000, the Company received advertising services from an unrelated party. In exchange for these services, the Company issued 600,000 shares of common stock at a price of $2.00 per share, being the market value of the common stock at the issue date. The value of the shares issued, aggregating $1,200,000, was equivalent to the fair value of the services provided.

During the period ended June 30, 2000, the Company issued 290,000 shares of common stock at $0.40 per share pursuant to a private placement. The company received $116,000 in cash in exchange for the shares. In addition, the recipients of securities in the private placement received warrants to purchase an addition 145,000 shares of common stock. The exercise amount of $1.00 per share expires on December 31, 2000 and the exercise amount of $1.50 per share expires on June 30, 2001.

                                LEGALOPINION.COM
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                                $  United  States

                      Six month period ended June 30, 2000
                     (Unaudited  -  Prepared by Management)

8.     INCOME  TAXES:
At December 31, 1999, the Company had a net operating loss carry forward for United States income tax purposes of approximately $1,300,000 and a non-capital loss carry forward for Canadian income tax purposes of approximately $600,000. The net operating loss and non-capital loss carry forward expire in increments beginning in 2000 and 2006 respectively. No amount has been reflected on the balance sheet for future income taxes as any future income tax asset has been fully offset by a valuation allowance.

9.     SUBSEQUENT  EVENTS:
On July 23, 2000, the Company entered into a non-binding letter of intent to acquire all of the outstanding capital stock of the Lawyers Home Page Network ("LHN") in exchange for 4,000,000 shares of the Company's common stock. If the transaction is consummated, it is anticipated that the Company would also issue additional shares under an incentive schedule based upon future gross revenue levels. Consummation of the transaction is contingent upon the negotiation and execution of a definitive acquisition agreement, among other things. LHN is a comprehensive provider of web-based products and services for legal professionals.

In July 2000, the Company entered into a non binding letter of intent to enter into a joint venture with the law firm of Teran & Teran to design a Spanish language version of the Company's website. Consummation of the transaction is contingent upon the negotiation and execution of a definitive agreement, among other things.

In August of 2000, the Company intends to terminate its agreement with an advertising service provider. As described in Note 3, the Company issued 5,000,000 shares of common stock which was recorded as a prepaid expense of $10,000,000 based on the estimated fair value of the advertising services to be received.

In August of 2000, the Company anticipates that it will enter into a securities purchase agreement under which the Company would issue $500,000 in aggregate principal amount of 6% convertible debentures for $500,000 in cash. It is anticipated that the debentures would be convertible into common stock at a price per share of 120% of the closing bid price on the date the debentures are issued or 80% of the average closing price at the time of the conversion. The issuance of the debentures is subject to the execution of a definitive agreement, among other things. On August 11, 2000, the company received $500,000.


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

Prior to August 9, 1999, we were a non-operating public shell corporation with nominal net assets. We were not an operating entity until October 31, 1999, although we regard April 7, 1999, the date our Alberta, Canada subsidiary was formed, as the date of inception of our operations. From our inception until December 31, 1999, we were engaged in start-up activities and incurred approximately $ 652,359 of operating expenses. These operating expenses consisted of investments in technology, personnel, and limited marketing efforts. We generated only $439 of revenue for the period from April 7, 1999 to December 31, 1999. Therefore, comparison of current periods with previous periods would not provide a meaningful or useful analysis of our financial results.

(a)  Plan  of  Operation  for  the  next  twelve  months.

(1) Cash Requirements and of Need for additional funds, twelve months. In order for the Company to carry out and institute its business plan to provide new services and programs and to continue to attract consumers to its Web site, additional funds will be needed. Over the next 12 months we anticipate that the Company will require up to $3,000,000 to institute these new programs and services. Approximately $1,000,000 will be utilized in establishing new business-to-business (B2B) marketing teams, $1,000,000 will be needed for new product and program development and $1,000,000 will be needed for infrastructure equipment and working capital. Management believes that as much as $3,000,000 more capital will be required in the second year of the business plan. We intend to continue to invest heavily in marketing and promotion, technology and personnel. When possible, we attempt to do this through an exchange of services or the issuances of our securities.

We have generated insignificant revenues and have accumulated a deficit of $12,668,520 from inception to June 30, 2000. This factor, among others raises substantial doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including but not limited to, results of operations and the availability of additional financing. To the extent that existing resources and future earnings are insufficient to fund our activities, we will need to raise additional funds through debt or equity financings. We cannot assure you that such additional financing will be available or that, if available, it can be obtained on terms favorable to us and our stockholders. In addition, any equity financing could result in dilution to our stockholders. Our inability to obtain adequate funds would adversely affect our operations and ability to implement our business strategy. However, management is aggressively committed to achieving these goals.

To secure the necessary funding, the Company will continue to seek additional sources of funds through debt or equity financings. In August of 2000, we anticipate that the Company will enter into a securities purchase agreement under which the Company would issue $500,000 in aggregate principal amount of 6% convertible debentures for $ 500,000. The holder of the debenture may convert at any time to common stock at a price per share of 120% of the closing bid price on the date the debentures were issued or 80 % of the average closing price at the time of conversion. On August 11, 2000, we received $ 500,000. We anticipate raising as much as $10,000,000 in convertible debentures over the next three years.

The Company has redefined it's business model to include the development of additional profit centers and programs which are intended to bring a consistent stream of users to the Company's website. The Company depends on visitors to its website for revenues. To improve traffic to the website, it is anticipated that strategic alliances and joint ventures will supplement direct sales efforts through the Company's targeted media campaign. For example, on July 23, 2000, the Company entered into a non-binding Letter of Intent to acquire all of the outstanding capital stock of the Lawyers Home Page Network ("LHN") in exchange for 4,000,000 shares of the Company's common stock. If the transaction is consummated, it is anticipated that the Company would also issue additional shares under an incentive schedule based upon future gross revenue levels. Consummation of the transaction is contingent upon the negotiation and execution of a definitive acquisition agreement, among other things. LHN is a comprehensive provider of web-based products and services for legal professionals. In addition, we have entered into another non binding letter of intent to enter into a joint venture with the law firm of Teran & Teran to design a Spanish language version of our Company's website. Consummation of the transaction is contingent upon the negotiation and execution of a definitive agreement, among other things.

Management estimates that the Company will need at least $5 million over the next two years in order to establish a direct business-to-business regional sales force, introduce new products and programs, develop the corporate infrastructure to support such activities and build a revenue stream sufficient to operate profitably.

As a result of traffic to the Company's website during the second quarter of 2000 being substantially below original goals, the Company intends to terminate its agreement with an advertising service provider in August of 2000. Under the agreement, we are committed to issuing an additional $ 32,000,000 shares of common stock for advertising services. The company will terminate this agreement and seek to obtain advertising from other sources. The Company intends to do this through an exchange of services or the issuances of additional securities. Advertising will be focused upon five regional US markets with relatively high concentration of Internet users, namely California, Florida, Texas, New York and Washington. New collateral marketing pieces and promotional programs targeted at small to mid-sized business users will focus our sales efforts on growing the business-to-business (B2B) internet niche in conjunction with new product and services programs.

(2) Summary of Product Research and Development. As the Company's software and website have already been completed and the majority of the development work is complete, on-going changes and enhancements may be made as the Company receives feedback from both lawyers and consumers and to accommodate new programs and services. We are planning to expand to provide further services, including LegalCare, a prepaid legal services benefits package that could be offered by employers to their employees, and Taxpert, a tax law offshoot of our existing online legal opinion service.

(3) Expected purchase or sale of plant and significant equipment. We do not anticipate making any significant purchases or sales of plant and equipment within the next 12 months.

(4) Expected significant change in the number of employees. We anticipate that we will staff eight new positions within the next 12 months. Further employees may be required if demand increases significantly for customer support and sales.

(b) Discussion and Analysis of Financial Condition and Results of Operations. As discussed above, our Company was not an operating entity, until the last half of 1999. Therefore, comparison of current periods with corresponding previous periods would not be meaningful or useful, in the judgment of management. After the acquisition of our current business on August 9, 1999, the Company continued to incur expenses to develop our website. No revenues were generated until after the site became operational on October 31, 1999. Only $439 was generated from that time until year-end, December 31, 1999.

     For the quarter ending June 30, 2000, the Company had total expenses of $8,821,133 of which $8,276,541 was for the initial advertising and promotion of the website. $8,224,828 of this advertising and promotion expense was a non-cash expense as a result of stock-for-adverting transactions. Additional expenses were generated from investor relations of $ 281,412, the development and maintenance of the website of $46,829, attorney directory enrollment of $23,607 and general and administrative expenses of $192,744 which is detailed within the accompanying financial statements. The revenues from the first quarter of 2000 were only $4,981. Therefore, the net loss for the quarter was $8,816,152. The Company believes that the reason for such a modest result must largely be seen in terms of the lack of effective advertising in the past.

     During the quarter ending June 30, 2000, $698,250 of shareholders' loans were converted to common stock in a private placement based on a $1.75 per share price. This financing raised $120,750 in addition to the conversion of the stockholders' loans. The Company also raised $116,600 upon the issuance of 290,000 shares in another private placement at $ .40 per share. During the quarter ending June 30, 2000, the Company also issued, in exchange for advertising services, 600,000 common shares at a price of $ 2.00 per share.

    During the six months ending June 30, 2000, the Company's total expenses were $12,025,456 of which $11,283,337 was for the initial advertising and promotion of the website. $ 11,200,000 was a non-cash expense as a result of a stock-for-advertising transactions. Additional expenses were investor relations of $ 309,455, website development and maintenance of $75,963, attorney directory enrollment of $ 58,432 and general and administrative expenses of $ 298,269 which is detailed within the accompanying financial statements. The revenues were $ 8,856 resulting in a net loss of $12,016,600. As referred to above, the modest results must largely be seen in terms of the lack of effective advertising in the past.

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

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                      None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         LEGALOPINION.COM


Dated:  August  14,  2000               By

/s/John Marencik
John  Marencik,  President
                         (Chief  Executive  Officer)

                         By

                      /s/David Emerick
                         David  Emerick
                         Chief  Financial  Officer
                         (Principal  Financial  Officer)