Form 10KSB/A
period 1999-12-31
LEGALOPINION COM
filed 2000-10-27
CIK 734089

FORM  10-K-SB-A

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

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of 12/31/99 the aggregate number of shares held by non-affiliates was approximately 21,783,942 shares.

As of December 31, 1999, the number of shares outstanding of the Registrant's Common Stock was 31,083,942.
     Exhibit  Index  is  found  on  page  23

     TABLE  OF  CONTENTS

Item  1.  Description  of  Business.                                         3
     (a)  Historical  Information                                            3
     (b)  The  Reorganization                                                4
     (c)  Summary  of  Significant  Events  following  Reorganizations       5
     (d)  Our  Business                                                      5
     (e)  Financing  Plans                                                  10
     (f)  Government  Regulation                                            10
     (g)  Competition                                                       10
     (h)  Planned  Acquisitions                                             10
     (i)  Employees                                                         10

Item  2.  Description  of  Property.                                        10

Item  3.  Legal  Proceedings.                                               11

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.      11

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters.           12
     (a)  Market  Information                                               12
     (b)  Market  Information.                                              13
     (c)  Holders                                                           13
     (d)  Dividends                                                         13
     (e)  Sales  of  Unregistered  Common  Stock                            13

Item  6.  Management's  Discussion  and  Analysis or Plan of Operation.     15
     (a)  Plan  of  Operation  for  the  next  twelve  months.              15
     (b)  Discussion  and  Analysis  of  Financial  Condition  and
          Results  of Operations.                                           17

Item  7.  Financial  Statements.                                            19

Item  8.  Changes  In  and  Disagreements  With Accountants on
          Accounting and Financial  Disclosure.                             19

Item  9.  Directors  and  Executive  Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of  the  Exchange  Act.    20

Item  10.  Executive  Compensation.                                         20

Item  11.  Security Ownership of Certain Beneficial Owners and Management.  21

Item  12.  Certain  Relationships  and  Related  Transactions.              22

Item  13.  Exhibits,  Financial  Statement  Schedules, and Reports on Form 8-K.
23
     (a)  Financial  Statements                                            22
     (b)  Form  8-K  Reports                                               22
     (c)  Exhibits                                                         22

Exhibit  Index                                                             23

     PART  I


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


     ITEM  1.  DESCRIPTION  OF  BUSINESS.

(A)  HISTORICAL  INFORMATIONA)  HISTORICAL  INFORMATION.  Although  our  Nevada
Corporation was incorporated on July 28, 1999, we trace our origin to Eurotronics Holdings Incorporated, a Utah corporation incorporated on January 7, 1982. Eurotronics Holdings was formed for the primary purpose of investigating and evaluating prospective mineral properties for possible acquisition, although it existed only as a non-operating shell corporation with nominal assets until August 9, 1999. On that date, we acquired all of the outstanding capital stock of legalopinion.com, Inc., a corporation formed under the laws of Alberta, Canada. We regard the date of inception of our operations to be the April 7, 1999 date on which this Alberta, Canada subsidiary corporation was formed. On the same date of the above acquisition, Eurotronics Holdings merged with our company to effect a change in the state of incorporation from Utah to Nevada and the name of the surviving corporation became "legalopinion.com."

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

(B)  THE  REORGANIZATIONB)  THE  REORGANIZATION.

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

     On July 28, 1999, legalopinion.com was duly incorporated in the State of Nevada

     On August 9, 1999, the shareholders of Eurotronics Holding Corporation approved the following corporate reorganization:

     legalopinion.com (Nevada) and Eurotronics Holding (Utah) merged. legalopinion.com (Nevada) was the surviving corporation. We are legalopinion.com (Nevada). We acquired 100% of the outstanding common shares of legalopinion.com, Inc., for cash consideration of $100,000 and the issuance of 9,000,000 new shares of our common stock.

     At  years  end  we  issued  5,000,000  new  shares for prepaid advertising.

     Accordingly, there were 31,083,942 shares issued and outstanding at the end of the period covered by this Report, December 31, 1999.


(C) SUMMARY OF SIGNIFICANT EVENTS FOLLOWING REORGANIZATIONSC) SUMMARY OF SIGNIFICANT EVENTS FOLLOWING REORGANIZATIONS. New Directors were elected at a meeting of shareholders held on August 9, 1999, in Utah under the auspices of Eurotronics Holdings, Inc., the Utah corporate predecessor of this Nevada Issuer, and confirmed as the Board of Directors. New Directors and Officers elected August 9, 1999, were Don Crompton (elected President), Brian Lovig (elected Treasurer) and Rae Meier (elected Secretary).

     The acquired Alberta legalopinion.com company had entered into an agreement to purchase a national television advertising package from Spectra Holdings with a wholesale value of $10,000,000.00 (US). The purchase price was to be 1,000,000 shares of common stock. On November 30, 1999, this Agreement was cancelled and the shares were returned to treasury. On that same date we entered into a new agreement to buy $40,000,000.00 in advertising from Norman Alvis and Associates. The advertising is being purchased with new investment shares of common stock. the common shares will be issued each quarter based on current market prices less 25%. During 1999, $10,000,000.00 worth of shares were issued at $2.00 per share, resulting in the issuance of 5,000,000 shares. That contract, affecting the remaining $30,000,000 of advertising, is currently being re-negotiated, and no additional shares have been issued pending the completion of the negotiations.

      A patent has been applied for the legalopinion.com concept and its special features. A financial consulting and investor relations firm is currently retained to assist in strategic planning and to increase exposure to the investment community. Medallion Capital Corporation:(1-800-295-0671).

(D)  OUR  BUSINESSD)  OUR  BUSINESS.

     We are an online directory service offering consumers the convenience and quality of legal consultation from their homes or offices. Our website, www.legalopinion.com, was launched on October 31, 1999. It provides consumers and attorneys the ability to interact in a new, simple and convenient way. Our website provides consumers with direct access to an online written opinion from an appropriately licensed attorney experienced in the particular problem area and located in the consumer's geographical jurisdiction. Currently, our company serves consumers from the United States, Canada and South America who wish to secure an opinion by an attorney. As of June 30, 2000, we have over 6,000 attorneys in all 50 states, and every province in Canada, with the exception of Quebec, available to answer questions.

     We do not practice law in any jurisdiction and are not licensed to do so. We do not become involved in any attorney-client relationship that may be established between our customer users and attorneys participating in our database. Our common stock is publicly traded on the OTC Bulletin Board under the symbol "LAWW".

     THE INTERNET. The growth of the Internet as a new means of communicating, accessing information and engaging in commerce has been rapid and we expect it to accelerate. Jupiter Communications, a research, consulting and publishing firm specializing in emerging consumer online and interactive technologies, estimates in an April 1999 study that the number of Internet users in the U.S. alone is expected to grow from approximately 100 million in 1999 to approximately 160 million by 2002, and the number of worldwide Internet users is expected to reach 250 million by the end of 2003. This growth is being driven by a number of factors, including a growing base of personal computers in the home and workplace, improvements in network infrastructure, more convenient, faster and inexpensive Internet access, technological advances in PCs and modems, increased quantity and quality of content available on the Internet and the overall increased public awareness of the Internet. Due to its large audience, the Internet represents a significant channel for advertisers and marketers of products and services.

     THE LEGAL INDUSTRY. According to Legal Needs and Civil Justice (1994), one of every two American families will require the advice of an attorney each year. As busy consumers search for a way to save time and money in the face of spiraling legal fees, they have increasingly searched for information about their legal questions and have attempted to resolve their legal problems without the assistance of an attorney. The Internet allows consumers to access large quantities of legal information quickly and easily, but the information, once obtained, is often difficult to interpret and apply effectively. With the growth in the Internet, lawyers and other legal service providers have begun to recognize the inefficiencies in the typical legal services delivery model and accept the Internet as a tool enabling them to more effectively and efficiently provide legal services to their clients.

     OUR SOLUTION. Through our website, we address the needs of both consumers and legal service providers.

     In the typical legal services delivery model, an attorney will have an initial discussion with a potential client over the phone to gather preliminary information, he or she will then perform a conflicts check and schedule an appointment with the prospective client, usually within the 8 a.m. to 5 p.m. business hours window. The attorney then meets with the prospective client to conduct a fact-finding interview. Finally, if the issue is within the attorney s area of expertise, the attorney provides a verbal opinion or written proposal to secure the client (and often asks for a retainer from the client). The attorney then performs the work required. This process can be time consuming, with costs to both the attorney and the client easily approaching several hundred dollars.

     Our company is primarily an online directory and communications service. We have established a directory of attorneys across North America. For $39.95, a consumer can go to our website, select an attorney from the directory, and structure a question regarding any legal issue. After a successful conflict of interests test, within two business days, the chosen attorney will provide a written opinion to the consumer through online forms on our website.
Essentially, our company offers an online duplication of the existing professional services delivery model with a scale and efficiency that can be provided only through the Internet.

     Our online directory service also provides value to any attorney who has the capacity to take on additional clients. Attorneys can be listed in the directory at no charge until January 1, 2001. After the fourth quarter acquisition of Lawyers Homepage Network, participating attorneys can access a substantial base of potential clients by presenting a virtual image via our web hosing services. By participating in our services programs, attorneys avoid the costs associated with the initial client-screening process and have a steady source of referrals. Attorneys who respond to customer questions do not receive any part of the fees paid to us because of applicable state bar and provincial law society rules. However, by demonstrating knowledge in answering customer questions, laying out options for the customer's case, and perhaps estimating the costs for taking the case forward, attorneys may be retained by the customer for future services or those services offered at reduced rates through LegalCare.

     OUR BUSINESS STRATEGY. Our objective is to be the leading provider of online legal question-and-answer services and other related legal information and services for the individual and business community. We use leading Internet technologies to provide a unique, efficient and cost-effective service. The following are the key elements of our strategy:

     PROVIDE A UNIQUE SERVICE. Our uniqueness comes from providing consumers with direct access to an online, written opinion from a licensed attorney experienced in the consumer's problem area. The attorney will be an individual located in the consumer's geographic jurisdiction, who could be subsequently retained to act on a problem. Our basic concept is to provide a valuable service with our directory of attorneys, divided into practice areas and geographic regions, providing answers in "real-time" that can only be provided efficiently through the use of a virtual environment.

     Other web sites give consumers cookie-cutter replies to general legal questions. The responses to questions given by the attorneys in our directory are not stock answers, rather they are personalized replies tailored to a specific situation. Our system provides consumers with decision-enabling information.

          Our core technology can be selectively adapted to service the needs of special interest groups whose legal and financial requirements may differ from mainstream America. Content can be scaled and tailored to address specific issues attributable to varying cultural subsets or demographic profiles within any subset of society. This flexibility will be extremely valuable as our company grows.

     PROVIDE TIME AND COST SAVINGS. The core technology that we offer provides value to both the consumer and the attorney, first and foremost, by simplifying and streamlining communication processes. As mentioned above, the initial interview, conflicts check and fact-finding interview typically conducted at the beginning of attorney-client relationship can be time-consuming, with costs to both the attorney and the client that could approach several hundred dollars.

     We collect sufficient information beforehand to dramatically condense the timeline for most of these initial steps. Our website lists attorneys experienced in a consumer's problem area, and provides a two-day window for the attorney to perform a conflicts check, research the answer and get a reply back to the client. Attorneys review the details of the case and provide legal advice based on the identified issues. The motivation being, that by demonstrating knowledge in answering the question, laying out options for the consumer's case, and estimating the costs to proceed, the consumer will retain their services if action is taken.

     Attorneys are committed to respond to all questions received through our secure system within two business days of receipt (excluding weekends and legal holidays). Response times are closely monitored. Both our company and our participating attorneys believe fast response times are an important part of our process and a key factor in making the service unique. There may be some situations in which the attorney has a conflict of interest or is unable to answer a question. If such a situation occurs, the question is returned to the consumer and they may then select another attorney from the directory.

     If an attorney does not accept or simply does not respond to a question, the question will automatically be returned to the consumer. The consumer will then be given the option to select another attorney from the directory, and the original attorney will receive a late warning. Three such warnings are grounds for termination of the contract between the attorney and our company.

     PROVIDE CONVENIENCE. Through our website, consumers can describe their legal situation from the privacy of their home or office, on their own timetable. They can then secure a quick and low-cost assessment of their legal rights or liabilities by a licensed attorney before committing significant amounts of time or money to retain an attorney.

     Attorneys participating in the program also are afforded the opportunity to respond to questions according to their schedule, optimizing the critical 8 a.m. to 5 p.m. window for billable activities.

     If attorneys know in advance that they are going to be unavailable to respond to questions, they simply mark their account as inactive and are temporarily removed from the directory of available providers. If they are signed in and receive notification that a question is pending, they have two business days in which to respond.

     PROVIDE KNOWLEDGEABLE AND LICENSED ATTORNEYS. Attorneys listed in our directory are required to demonstrate that they:

     Maintain  an  active  license  to  practice  law  in  their  jurisdiction;

     Are  in  good  standing  with  their  respective  Bar  Associations;

     Maintain an office for the practice of law and are regularly engaged in the practice of law; and

     Maintain at least the minimum professional liability insurance required by their Bar Association.

     Attorneys are required to agree to the Terms and Conditions of our Attorney Participation Agreement, confirming the above, to be listed in our directory. Attorneys only list, and as such, only receive questions in, the areas of law in which they practice.

     BUILD AN ONLINE COMMUNITY. In addition to our lawyer directory and reply service, our company is committed to building and growing an online Internet community of people interested in legal issues. To this end, we have created a public chat room and a list of over 200 law-related links. See "Services - Links to Other Web sites and Access to Chat Rooms" below. We also are open to suggestions from our visitors for improving the community aspects of our service. Our visitors can e-mail us at info@legalopinion.com with any comments or questions they may have.

     BUILD STRONG BRAND NAME AWARENESS. We believe that establishing brand awareness is critical to attracting and retaining visitors and advertisers. Our company seeks to build its brand by creating a superior visitor experience and creating broad awareness of our name as the trusted on-line source for legal information. We intend to achieve this goal by expanding our marketing efforts through both off-line and on-line marketing initiatives.

     ENHANCE THE VISITOR EXPERIENCE. We are committed to continually improving the utility and perceived value of our website. Our company seeks to broaden and deepen the content of our website; improve the navigability of our website environment; expand and enhance our suite of complementary services; and tailor our website to meet the needs and preferences of our visitors.

     SERVICES. In addition to the legal question and answer service, which is the main service provided by our company and which is explained in detail above, our company provides the following services:

     LEGAL FORMS SERVICE. Our company, in partnership with U. S. Legal Forms, Inc., provides over 12,000 legal forms on our website, which are available for immediate downloading. We believe that U.S. Legal Forms has one of the best selections of legal forms on the Internet. Most forms can be downloaded in Word, WordPerfect and Text formats. The small number of forms that are not immediately available for downloading are provided by e-mail. For a small fee, our visitors can access form wills for all states, powers of attorney, promissory notes, deeds, healthcare directives and incorporation documents, to name just a few. We use authorize.net to process all credit cards. All processing is on an "authorize only" basis. This means a credit card is not actually charged at the time a form is ordered or downloaded. We usually finalize the charge 24 hours after the form has been ordered or downloaded.

     LINKS TO OTHER WEB SITES AND ACCESS TO CHAT ROOMS. Through the legal resource page on our website, our visitors can connect to over 200 legal links on the Internet, allowing our visitors to quickly access a multitude of additional legal resources. The legal links are divided into three main categories: the United States, Canadian and International. Each category is further divided into sections such as national, government, state/local, legal research and additional area-specific resources. The legal resource page includes links to web sites such as the American Bar Association, the American Association of Law Libraries, the Consumer Law Organization, the Consumer Product Safety Commission, the Internal Revenue Service, and the U.S. Senate.

     The legal resources page on our website also allows our visitors to participate in live chats with other legalopinion.com visitors. After registering with our website, our visitors can chat with other site visitors about legal issues in a live format. Registration is easy and it's free. In our live chat room, visitors may find someone who has faced a similar legal situation and may be able to benefit from their experience.


     SERVICES UNDER DEVELOPMENT. Our company currently is in the process of developing additional services that it may provide to our customers. These include the following services:

     LEGALCARE. This is a proposed prepaid legal services package that could be offered by employers to its employees as a part of their employee benefits package. This legal services package would provide the employee with access to discounted or free online legal opinions, depending upon the level of service selected by the employer. Additionally, preferential fixed pricing for some routine legal services may be provided.

     TAXPERT. This is an offshoot of our existing online written legal opinion service. We intend to offer our customers the means to access the advice of a certified public accountant or enrolled agent in much the same way as we now do in other areas of the law.

     We are unable to give any assurance that we will be successful in developing any new services.


REVENUE GENERATION. We will generate revenues from a variety of sources. The principal source are fees for attorney enrollment and membership fees, and consumer user fees.

     User fees paid by consumers are $39.95 to access our database of attorneys, review the attorney profiles and submit a detailed question to the attorney through our secure system.

     We believe that these basic fees will provide a steady source of revenue for the company.

     We expect to develop additional revenues through contracting out our Information Technology department to provide build-out and maintenance services to our strategic partners.

     Additionally, on August 5, 2000, we entered a binding letter of intent to purchase Lawyers Homepage Network ("LHN"). LHN provides a variety of attorney services including web page development and hosting as well as providing its members access to a Virtual Private Network.

     We are also in the process of developing two unique services with promising profit potential. The first is the LegalCare subscriber service, which gives its members access to the legalopinion.com service as well as a variety of flat-fee and reduced fee legal services. Members select their desired program and pay a monthly membership fee. The second is TaxPert, which will expand on the legalopinion.com concept by providing consumers with access to financial experts. TaxPert will be a tax and financial question and answer service where consumers will pay a fee to ask a question to a financial expert in their jurisdiction. The service will be staffed on a joint venture basis with Equity Search, of Buffalo, New York.

(E) FINANCING PLANSE) FINANCING PLANS. We have initiated a Private Placement Offering pursuant to Regulation D, Rule 506, as promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933. The offering is extended to our participating attorneys, with pre-existing relationships with us. No shares were placed as of the date of this Report. The maximum proceeds would be $3,675,000 if fully subscribed, without regard to any warrant exercise. If fully placed, 2,100,000 shares would be issued, and 2,100,000 warrants, exercisable at various times and prices, within the next twelve months. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(F) GOVERNMENT REGULATIONF) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business. We do not practice law in any jurisdiction. All relationships between participating attorneys and initiating clients would be subject to the laws of the State or jurisdiction in which the client resides, and under which the attorney is admitted to practice.

(G) COMPETITIONG) COMPETITION. There are inherent difficulties for any company competing in any field with limited resources, and particularly for companies newly entering a particular field or fields. The Company lacks the resources of other established companies in the various areas in which it expects to competes. There is a relative ease of entry into the industry segment in which this Registrant operates. The Company is not well established or known in its field, and has intense competition from other, larger firms, with substantially greater resources, more established histories, backgrounds, experience and records of successful operations, more employees, and more extensive facilities than the Company will have in the near future and, accordingly, some companies are in a much better position to compete and to expand operation within the industry segment of this Registrant. There is no direct competitor of our business known to us. There are companies which provide pre-paid legal services. They are direct providers of such services. We are not. We are an internet referral service, not a provider of legal services. We are aware of no direct internet competitors.

(H) PLANNED ACQUISITIONSH) PLANNED ACQUISITIONS. There are no planned acquisitions.

(I) EMPLOYEESI) EMPLOYEES. We have no full-time and 4 part-time employees. We have a contract with Paradigm Financial Management Contract Group at $17,500 (Canadian) per month that provides for the payment of salaries to the 4 part-time employees.


     ITEM  2.  DESCRIPTION  OF  PROPERTY.
     We have an office located at #230-2000 Spall Road, Kelowna BC. V1Y 9P6, that contains approximately 2,000 square feet of space and is rented for (CDN) $1,600.00 per month pursuant to a lease entered into on August 1, 1999. After February 1, 2000, the lease will be on a month to month basis. We also pays (US) $250.00 per month for another office located at Two Union Square, 42nd Floor 601 Union Street, Seattle Washington, 98101. We have plans to acquire additional space in Seattle in the near future. We own a computer server with a value of approximately $15,000. The use of limited office equipment is also provided pursuant to our contract with Paradigm Financial Management Contract Group. We also have received informal notification that its United States Patent Application titled "Method and System for Internet Delivery of Legal Services" has received a filing date of September 24, 1999. The official filing receipt has not yet been received.

     ITEM  3.  LEGAL  PROCEEDINGS.

     There are no material legal proceedings pending against the Company, as of the preparation of this Report.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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


     The  Remainder  of  this  Page  is  Intentionally  left  Blank

     PART  II


     ITEM  5.  MARKET  FOR  COMMON EQUITY AND STOCKHOLDER MATTERS.


(A) MARKET INFORMATIONA) MARKET INFORMATION. The Company, has one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

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

 (B)  MARKET  INFORMATION.B)  MARKET  INFORMATION.

Our Common Stock is quoted Over-the-Counter on the Bulletin Board ("OTCBB"). The Company's trading symbol is "LAWW". The following price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. Based upon standard reporting sources (bigcharts.com), the following information is provided:
     ----------


period .  high bid   low bid    volume
1st 1998  $    7.50  $ 0.01875   2,000,000
2nd 1998  $  0.5625  $0.015625     500,000
3rd 1998  $  0.1562  $0.015625      86,000
4th 1998  $0.015625  $0.015625     120,000
period .  high bid   low bid    volume
========  =========  =========  ==========
1st 1999  $    0.01  $   0.005      57,000
2nd 1999  $    0.30  $    0.01   3,200,000
3rd 1999  $    4.00  $    0.40   9,320,000
4th 1999  $    3.90  $    1.10   6,000,000
period .  high bid   low bid    volume
========  =========  =========  ==========
1st 2000  $    4.00  $    1.50  12,000,000
2nd 2000  $    2.00  $    0.35   6,000,000


(C) HOLDERSC) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1999, was 596.

(D) DIVIDENDSD) DIVIDENDS. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

(E)  SALES  OF  UNREGISTERED  COMMON STOCKE) SALES OF UNREGISTERED COMMON STOCK.


     (1) BEFORE THE REORGANIZATION by which we became LegalOpinion.com of Nevada, formerly Eurotronics Holding, Inc., the following transactions were recorded by previous management.

     In April, 1997, the Company issued then rescinded 196 shares for services. The recision was made effective as of the date of the original agreement.

     On October 23, 1997 the Company issued 59 shares of common stock to an officer of InterConnect as payment for $6,435 in expenses incurred by him as a result of the merger attempt.

     Consistent with the effective dates of the rescissions, these transactions have been considered void from inception and, therefore, were not reflected in the financial statements, except for the costs incurred.

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

     Effective on November 17, 1997, the Company adopted a 510 for 1 reverse stock split. On November 24, 1997 the Company issued 15,000,000 shares for all of the outstanding shares of First International Properties Inc., an Ontario, Canada corporation ("First"), making First a wholly owned subsidiary. This transaction was recorded based on the estimated cost of forming a new corporate entity - $1500. During December 1997 the Company issued 1,750,000 shares for services valued at $175, to officers and directors for services.

     As a result of the foregoing, as of December 31, 1997, and December 31, 1998, our predecessor had 17,083,942 issued and outstanding.

     Present management has limited information about these transactions by our predecessor. Full disclosure has been made above of all information known or discoverable by Management.

     (2) AFTER THE REORGANIZATION by which we became LegalOpinion.com of Nevada, formerly Eurotronics Holding, Inc., the following transactions were recorded by current management.

     On April 7, 1999 the Private Alberta Corporation, legalopinion.com issued 100 shares of common stock for cash of $45,000.00. These shares have been acquired by us in the Reorganization. On or about May 15, 1999, Baycove Investments Limited (Baycove)(a private company incorporated in Ireland), and Bondock Capital Ltd. (Bondock)(a private Alberta company) offered to sell, and this Issuer offered to buy 100% of a third private Alberta company, legalopinion.com. (Alberta). Baycove and Bondock were each 50% owners of legalopinion (Alberta). The price was 9,000,000 shares of common stock of this issuer, plus $100,000.00 United States Dollars. This offer was accepted by the shareholders of the Issuer on August 9, 1999.

     Bondock Capital (Brian L. Lovig and Wife) loaned $571,768 to our company, of which $12,698 remains owing. This unsecured loan does not bear interest and does not have specified repayment terms. Bondock Capital has indicated in writing that they will not request repayment of the loan during the fiscal year ending December 31, 2000.

     On April 11, 2000, Bondock Capital purchased 105 units consisting of stock and warrants in exchange for a total purchase price of $551,250. Each unit contained 3,000 shares of our common stock and warrants to purchase an additional 3,000 shares of our common stock. As a result, in this private placement transaction Bondock Capital received 315,000 shares of our common stock and warrants to purchase an additional 315,000 shares. Bondock Capital paid for the units by forgiving $551,250 of the outstanding loan made by Bondock Capital to our company.

     At years end we issued 5,000,000 new shares for prepaid advertising pursuant to section 4(2) of the Securities Act of 1933. These shares were issued to Allan Hackel and Norman Alvis.

     Accordingly, there were 31,083,942 shares issued and outstanding at the end of the period covered by this Report, December 31, 1999.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. This Report is revised and amended, responsive to SEC comments and suggestions, as of mid October 2000. Accordingly, the discussion includes the most current available information, including disclosure of events occurring after the close of our fiscal year, December 31, 1999. In our previous filing on form 10-KSB, for 1999, before this amendment of that form, we said:

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

     Our insignificant revenues and accumulated deficit has raised substantial doubt about our ability to continue as a going concern. Our accumulated deficit since inception is $14,013,698. To the extent that existing resources and future earnings were insufficient to fund our activities, we needed to raise additional funding through debt and equity financings. While our inability to obtain adequate funding was a concern, recent financing agreements have come to fruition and sufficient additional financing has been obtained to carry us into profitability. We are now of the opinion that our need for additional funding has been met for the next three years. In September 2000, we entered into a $15,000,000 equity line of credit with The May Davis Group, Inc. Additionally, as an added measure of security, we entered into a securities purchase agreement with The May Davis Group whereby we agreed to issue and sell $1,000,000 of 6% convertible debentures to that Group. These transactions contemplate registration pursuant to Section 5 of the Securities Act of 1933, to be filed when our 1999 Annual Report (this Report) is clear of SEC Comments.

     In our previous filing on form 10-KSB, for 1999, before this amendment of that form, we said:

          There are two principal sources for additional funds. We have received loans from certain of our shareholders, to date, in the aggregate amount of approximately $796,000.00. These shareholders have indicated that they will continue to financially support us. These advances were made with no terms or interest due. This understanding provides us with some comfort that our operations can continue for the next 12 months, with some improvement in growth. Clearly, these shareholders cannot meet our optimal needs for expansion and penetration of our intended markets.

     At this time, we have received loans to date from two stockholders, Bondock Capital and Baycove Investments, in the aggregate amount of approximately $796,000.00. The loans have been converted from debt to stock. These stockholders have indicated that they will continue to financially support us, although they are not contractually bound to do so. We believe our understanding with these stockholders will allow us to have the funds needed to continue our operations over the next twelve months, however, these stockholders cannot meet our optimal needs for expansion and penetration of our intended markets nor allow us to implement our entire business strategy.

     Bondock Capital loaned $571,768 to our company, of which $12,698 remains owing. This unsecured loan does not bear interest and does not have specified repayment terms. Bondock Capital has indicated in writing that they will not request repayment of the loan during the fiscal year ending December 31, 2000.

     Three Eff Corporation loaned approximately $573,000 to our company, of which all the debt has been converted to stock. On April 11, 2000, Three Eff purchased 28 units consisting of stock and warrants in exchange for a total purchase price of $147,000. Each unit contained 3,000 shares of our common stock and warrants to purchase an additional 3,000 shares of our common stock. As a result, in this private placement transaction Three Eff received 84,000 shares of our common stock and warrants to purchase an additional 84,000 shares. Three Eff paid for the units by forgiving $147,000 of the outstanding loan made by Three Eff to our company.

     Our next twelve months income projections are based upon focusing our advertising campaign toward four regional markets with a relatively high concentration of Internet users in California, New York, Florida and Texas. New collateral marketing pieces and coupon programs targeted at small to medium business users will focus our sales effort on growing the business-to-business arm of our site in conjunction with a modified subscriber program which we will launch as LegalCareTM. LegalCareTM will offer low cost or no cost legal and tax opinions to employees of participating companies in addition to discounted estate planning, traffic violation defense, reduced hourly rates from member attorneys, and other related benefits depending on the level of membership chosen by the employer.

     By May, of this year, over 5,000 attorneys recognized the value of this approach and chose to participate in our program. These attorneys were initially attracted to the idea of replacing customary initial onsite interviews with more cost- and time-effective processes. In May, we began reworking the concept of the attorney network to including the offering of technology services to member attorneys (free e-mail, low cost web hosting, application services provisions, etc.) and we discovered Lawyers Homepage Network (LHN), with an additional 20,000 member attorneys already using their patented CaseMatch service. We determined that LHN was an ideal fit to manage the attorney component of our professional service website. On August 5, 2000, we entered a binding letter of intent to purchase Lawyers Homepage Network ("LHN"). LHN provides a variety of attorney services including web page development and hosting as well as providing its members access to a Virtual Private Network.

     We have discontinued the placement of the $32 million balance of a $42-million advertising campaign announced in January of this year. The campaign itself, composed of print, television, radio, banner ads, billboards and event sponsorships, had insufficient focus and geographic concentration to build to a critical mass in any regional market. With a marketing plan specifically designed to drive traffic to the site via a targeted business-to-business strategy, legalopinion.com will rework its media plan to focus on those markets with high internet use populations. This approach, supported by a nationwide network of direct business development representatives supplemented with key strategic alliances, should drive the traffic to the site with predictable precision, while continually increasing the pool of legal talent available to the consumer.

     As the number of Internet users increases, and legalopinion.com's market share increases, revenues will continue to demonstrate an increasingly high growth curve. The Company has plans to add other revenue streams that can be accommodated within the existing Web site configuration.

     Product plans include multiple format legal forms (fill-in-the-blank, "smart-form" assisted, and forms bundled with the services of an attorney to complete the document), as well as online small claims processing assistance (to be launched as www.mylawsuitonline.com are all currently in the development phase. Projected costs to bring these services online exceed $1 million.

Additionally, the Company plans to pursue strategic acquisitions, marketing alliances, and tie in related financial/accounting services into their offerings.

     Organizationally, legalopinion.com will be re-invented as a public holding company with operating divisions representing our current potential in four (4) key profit centers:

1.  LegalCare  -  consumer  legal  and  financial  services;

2.  Lawyers  Homepage  Network  - Attorney services and Virtual Private Network;

3.  Affiliate,  Joint  Ventures,  and  Strategic  Partnerships;  and

4. IT Services - fulfilling our internal deeds and providing build-out and maintenance services to our strategic partners.


CAUTIONARY  STATEMENTS:

     We have generated insignificant revenues and have accumulated a deficit of more than $14 Million since inception. This factor, among others, raises substantial doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including but not limited to, results of operations and the availability of additional financing. To the extent that existing resources and future earnings are insufficient to fund our activities, we will need to raise additional funds through debt or equity financing. We cannot assure that such additional financing will be available or that, if available, it can be obtained on terms favorable to us and our stockholders. In addition, any equity financing could result in dilution to our stockholders. Our inability to obtain adequate funds would adversely affect our operations and ability to implement our business strategy. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders, Also, any additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.


      (2) SUMMARY OF PRODUCT RESEARCH AND DEVELOPMENT. As the software and website have already been completed and a majority of the development work is complete, on-going changes may be completed as the company receives feedback from both lawyers and consumers that use its website. If the demand is strong from Europe and consumers indicate they require another language, the company may translate its software into several different languages to allow the site to be used by consumers throughout the world. We are planning to expand to provide further services to both lawyers and consumers.

      (3) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None at this time.

      (4) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. We will be staffing 5 new positions within the next 12 months. Further employees may be required if demand increases significantly for customer support and sales.


 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Our principal activity for 1997 and 1998 and for the first 2 quarters of 1999, has been to revivify our corporate franchise and bring our securities filings and reporting current. We were not an operating entity, until the last half of 1999. Therefore comparison of current periods with corresponding previous periods would not be meaningful or useful, in the judgement of management. After the acquisition of our current business, on August 9, 1999, we continued to incur expenses to develop our Website. No revenues were generated until after the Site became operational on October 31, 1999. Only $439.00 was generated from that time until year end. The reason for such a modest result must be seen in terms of the lack of previous marketing efforts, and limited marketing efforts during those final two months of 1999.

     We wound up with total expenses of $652,359 and a net loss of $651,920. The loss was generated by our initial operating activity, as follows:


Revenues: . . . . . . . . . . . . .  $
                                     =========
Directory fees. . . . . . . . . . .      (439)
 Total Revenues . . . . . . . . . .      (439)
Expenses:
Accounting and Legal. . . . . . . .    79,423
Advertising and Promotion . . . . .    68,483
Attorney Directory enrollment . . .    58,450
Cost of Recapitalization. . . . . .   100,000
Credit and commissions. . . . . . .     2,902
Depreciation. . . . . . . . . . . .     4,296
Foreign exchange loss . . . . . . .       250
General and administrative. . . . .    12,227
Investor relations. . . . . . . . .    28,474
Management Fees . . . . . . . . . .    60,639
Travel and legal conventions. . . .    27,516
Web-site and technology maintenance   209,699
 Total Expenses . . . . . . . . . .   652,359
Net Loss. . . . . . . . . . . . . .   651,920

     During 1999, we operated on the funds provided through shareholder loans in the amount of $527,899.00.

     We have discontinued the placement of the $32 million balance of a $42-million advertising campaign announced in January of this year. The campaign itself, composed of print, television, radio, banner ads, billboards and event sponsorships, had insufficient focus and geographic concentration to build to a critical mass in any regional market.

     ITEM  7.  FINANCIAL  STATEMENTS.

     Please see the Exhibit Index found on page 14 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.


     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


     The  Remainder  of  this  Page  is  Intentionally  left  Blank

     PART  III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Officers elected on August 9, 1999, were Don Crompton (elected President), Brian Lovig (elected Treasurer) and Rae Meier (elected Secretary).

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


     ITEM  10.  EXECUTIVE  COMPENSATION.

     No officer or director receives any salary or benefits directly from us and there are no stock options or bonuses established for any of these persons. We have an arrangement with Paradigm Financial Consulting Group to provide for payment of our employees. We pay Paradigm $17,500 (Canadian) per month that provides for the payment of salaries to the 4 part-time employees. There are no highly-compensated persons among this group. Don Crompton (our Director) and Rae Meier (our Secretary) are indirectly benefitted by the fee paid to Paradigm Financial Consulting Group of which Rae Meier also serves as President. Paradigm is beneficially owned 50%/50% by Mr. Crompton's family trust and by Mr. Meier.

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

     ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
                MANAGEMENT.

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
=======================================================================

(1) Irene Poole is the sole Director of Baycove Investments Ltd, with dispositive control of is shares.

(2) Mr. Brian Lovig and wife are the persons with dispositive control of the 4,500,000 shares shown in Tables A and B. They are the same 4,500,000 shares, being one-half of the 9,000,000 exchange shares issued for the acquisition of legalopinion.com, Inc., the Canadian acquired company. The shares are owned by Bondock Capital. Bondock is owned by Mr. and Mrs. Lovig through the form of a family trust. Mrs. Lovig is the Trustee.

(3) Norm Alvis and Allan Hackel are the beneficial owners of their shares as listed. However, the shares are issued in the name of Venture Capital Media.


     ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.


     Don Crompton and Rae Meier are indirectly compensated from the fee paid to Paradigm Financial Consulting Group of which Rae Meier also serves as President.

     We believe that the terms of the transactions discussed in this section were at least as favorable to our company as those which could have been secured in arm's length transactions with unrelated third parties.


     ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(A) FINANCIAL STATEMENTSA) FINANCIAL STATEMENTS. Please see Exhibit Index following

(B) FORM 8-K REPORTSB) FORM 8-K REPORTS. A report on Form 8-K was filed about August 25, 1999, reporting the reorganization and related events reported as subsequent events in this Annual Report. It was corrected in certain minor respects by a report on Form 8-K of about November 11, 1999.

(C)  EXHIBITSC)  EXHIBITS.  Please  see  Exhibit  Index  following.

     EXHIBIT  INDEXINDEX

     FINANCIAL  STATEMENTS  AND  DOCUMENTS
     FURNISHED  AS  A  PART  OF  THIS  REGISTRATION  STATEMENT

     Each Exhibit is filed under an Exhibit Cover-page, and indexed by the Exhibit Number, Description, and sequential page number of this Report.

Exhibit  Table Category  /  Description of Exhibit                          Page
=======  =======================================================================
 Number           [2]   PLAN OF ACQUISITION, REORGANIZATION,
                        ARRANGEMENT, LIQUIDATION OR SUCCESSION
2.1 . . Articles of Merger and Plan of Reorganization Eurotronics Holdings 25 (a Utah corporation) to legalopinion.com (a Nevada corporation)
                  [3]   ARTICLES OF INCORPORATION AND BY-LAWS
3.1 . .  ARTICLES OF INCORPORATION legalopinion.com (a Nevada Corporation)    31
3.2 . .  BY-LAWS legalopinion.com (a Nevada Corporation)                      34
F-1                     FINANCIAL STATEMENTS
         Audited Financial Statements for the years ended December 31, 1999   44
================================================================================

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

     LEGALOPINION.COM

     formerly  Eurotronics  Holdings,  Inc.

Dated:  October  25,  2000




John  Marencik  /s/                                     /s/         Brian  Lovig

John  Marencik                                                      Brian  Lovig
President/CEO                                          Chief  Financial  Officer



Rae  Meier   /s/                                       /s/         Don  Crompton

Rae  Meier                                                         Don  Crompton
Secretary/Director                                                      Director



PLAN  ATTACHED

                       PLAN OF MERGER FOR CHANGE OF SITUS
                                    AUGUST 9, 1999

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