Form 10QSB
period 2000-09-30
LEGALOPINION COM
filed 2000-11-13
CIK 734089

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark one)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000



[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from ____________________to_____________________


                         Commission File Number: 0-13409

                                LEGALOPINION.COM
                                ----------------
       (Exact name of small business issuer as specified in its charter)



                NEVADA                                 87-0550824
                ------                                 ----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


         230-2000 SPALL ROAD, KELOWNA, BRITISH COLUMBIA, CANADA V1Y 9P6
         --------------------------------------------------------------
                        (Address of principle operations)

                 4110 CENTRAL ST., KANSAS CITY, MISSOURI, 64111
                 ----------------------------------------------
                    (Address of principle executive offices)


                                 (250-763-5560)
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

As of September 30, 2000, the registrant had 33,604,442 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

================================================================================

--------------------------------------------------------------------------------
PART 1: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1: FINANCIAL STATEMENTS



                      Consolidated Financial Statements of



                                LEGALOPINION.COM

                        (A Development Stage Enterprise)

               For the nine month period ended September 30, 2000

LEGALOPINION.COM
(A Development Stage Enterprise)
Consolidated Balance Sheet
$ United States

September 30, 2000

--------------------------------------------------------------------------------------------
                                                             September 30,      December 31,
                                                                      2000              1999
                                                     (Unaudited - prepared
                                                            by management)
--------------------------------------------------------------------------------------------
ASSETS

Current assets
     Cash                                                     $     86,632      $     23,080
     Accounts receivable                                           264,938              --
     Prepaid expenses                                                  802        10,000,920
--------------------------------------------------------------------------------------------
                                                                   352,372        10,024,000
Note receivable (note 3)                                            50,000              --

Fixed assets (note 4)                                               56,265            25,558
--------------------------------------------------------------------------------------------
                                                              $    458,637      $ 10,049,558
============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued liabilities                 $    175,327      $    141,979
     Unearned income (note 5)                                      200,000              --
--------------------------------------------------------------------------------------------
                                                                   375,327           141,979
Long-term debt
     Stockholders' loans (note 6)                                   14,442           527,899
     Convertible debentures (note 7)                               500,000              --
--------------------------------------------------------------------------------------------
                                                                   889,769           669,878
Stockholders' equity (deficiency)
     Capital stock
       Authorized:
             200,000,000 common shares with a par value
             of $0.001 per share
       Issued:
              33,604,442 (December 31, 1999 - 31,083,942)
              common shares                                         33,605            31,084
     Additional paid-in capital                                 12,619,436        10,000,516
     Deficit accumulated during the development stage          (13,084,173)         (651,920)
--------------------------------------------------------------------------------------------
                                                                  (431,132)        9,379,680
--------------------------------------------------------------------------------------------
                                                              $    458,637      $ 10,049,558
============================================================================================

See accompanying notes to financial statements

On behalf of the Board:

_____________________  Director

_____________________  Director

LEGALOPINION.COM
(A Development Stage Enterprise)
Consolidated Statement of Loss
$ United States

Nine-month period ended September 30, 2000

(Unaudited - prepared by management)

---------------------------------------------------------------------------------------------------------------------------
                                           From          Nine months      Three months         From           Three months
                                         inception          ended             ended          inception            ended
                                         (April 7,      September 30,       September        (April 7,          September
                                         1999) to           2000             30, 2000         1999) to           30, 1999
                                         September                                            September
                                         30, 2000                                              30, 1999
---------------------------------------------------------------------------------------------------------------------------
REVENUE
    Directory fees                     $     13,024      $     12,585      $      3,729      $       --        $       --
    Licensing fees                           50,000            50,000            50,000              --                --
    Affiliate                                   593               593               593              --                --
    Interest Income                            --                --                --                --                --
---------------------------------------------------------------------------------------------------------------------------
    Total                                    63,617            63,178            54,322              --                --

EXPENSES
    Accounting and legal                    258,244           178,821            81,282              --                --
    Advertising and promotion            11,374,609        11,306,126            22,788              --                --
    Affiliate commissions                       544               544               544              --                --
    Attorney directory enrollment           130,644            72,194            13,762              --                --
    Credit card commissions                   6,343             3,441             1,160              --                --
    Cost of recapitalization
    (note 2)                                100,000              --                --                --                --
    Depreciation                             10,972             6,676             2,792               900               900
    Financing charges (note 7)               75,000            75,000            75,000              --                --
    Foreign exchange loss (gain)              1,453             1,203              (325)             --                --
    General and administrative               62,163            49,936            20,277           157,840           157,840
    Goodwill write down                        --                --                --             134,522           134,522
    Interest (note 7)                         7,500             7,500             7,500              --
    Investor relations                      348,072           319,598            10,143              --                --
    Management fees paid to
    related party                           107,285            46,646              --                --                --
    Travel and legal conventions             89,379            61,863            25,662              --                --
    Wages and  employee  benefits           211,599           211,599           131,068              --                --
    (note 11)
    Website and technology
    maintenance                             363,983           154,284            78,321              --                --
---------------------------------------------------------------------------------------------------------------------------
                                         13,147,790        12,495,431           469,974           293,262           293,262

---------------------------------------------------------------------------------------------------------------------------
LOSS                                   $(13,084,173)     $(12,432,253)     $   (415,652)         (293,262)         (293,262)
===========================================================================================================================

Weighted average number of shares              --          32,441,942        33,351,725        22,170,899        17,083,942

Loss per share                                 --        $      (0.38)     $      (0.01)     $      (0.01)     $      (0.01)
===========================================================================================================================

LEGALOPINION.COM
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
$ United States

Nine-month period ended September 30, 2000
(Unaudited - prepared by management)

-----------------------------------------------------------------------------------------------------------
                                                           From inception    Nine months       From inception
                                                           (April 7,         ended September   (April 7,
                                                           1999) to          30, 2000          1999) to
                                                           September 30,                       September 30,
                                                           2000)                               1999)
-----------------------------------------------------------------------------------------------------------
Operating Activities
    Net Loss                                               $(13,084,173)     $(12,432,253)     $   (293,262)
    Items not involving cash
       Depreciation                                              10,972             6,676               900
       Advertising paid with share consideration             11,200,000        11,200,000              --
       Compensation cost of options issued (note 12)             21,441            21,441              --
    Changes in non-cash working capital
       Prepaid expenses                                            (802)              118            (3,413)
       Accounts receivable                                     (264,938)         (264,938)             --
       Accounts payable and accrued liabilities                 162,177            33,348            10,523
       Unearned income                                          200,000           200,000              --
       Write down of goodwill                                      --                --             134,522
-----------------------------------------------------------------------------------------------------------
                                                             (1,755,323)       (1,235,608)         (150,730)
Financing
    Stockholders' loans                                       1,177,692           649,793           176,778
    Convertible Debentures                                      500,000           500,000              --
    Shares issued for cash                                      281,750           236,750              --
-----------------------------------------------------------------------------------------------------------
                                                              1,959,442         1,386,543           176,778
Investing
    Note Receivable                                             (50,000)          (50,000)             --
    Purchase of fixed assets                                    (67,237)          (37,383)          (17,361)
-----------------------------------------------------------------------------------------------------------
                                                               (117,237)          (87,383)             --
Change in foreign currency denominated
    Cash balance                                                   (250)             --                --
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                      86,632            63,552             8,687

Cash, beginning of period                                          --              23,080              --
-----------------------------------------------------------------------------------------------------------
Cash, end of period                                        $     86,632      $     86,632             8,687
===========================================================================================================
Supplementary Information:
    Interest Paid                                                  --                --                --
    Income taxes paid                                              --                --                --

Non-cash investing and financing activities:
    Issuance of capital stock for advertising services       11,200,000         1,200,000           250,000
    Issuance of capital stock upon conversion of
    stockholders' loans                                       1,163,250         1,163,250              --


===========================================================================================================

See accompanying notes to financial statements

LEGALOPINION.COM
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Equity (Deficiency)
$ United States

Period from date of Inception (April 7, 1999) to September 30, 2000

(Unaudited - prepared by management)

----------------------------------------------------------------------------------------------------------------------------
                                                                                              Deficit
                                                  Capital Stock                              Accumulated            Total
                                            ---------------------------      Additional      During the        Stockholders'
                                              Number                           Paid in       Development            Equity
                                            of Shares         Amount           Capital          Stage            (Deficiency)
----------------------------------------------------------------------------------------------------------------------------
Issuance of shares for cash on
  April 7, 1999                                    100     $     45,000      $       --       $       --        $     45,000
Adjustment to record capital
  transaction (note 2)                      26,083,842          (14,416)            1,016             --             (13,400)
----------------------------------------------------------------------------------------------------------------------------
legalopinion.com, Inc.
  balance as at August 9, 1999              26,083,942           30,584             1,016             --              31,600

Issuance of shares for services
  at $2.00 per share                         5,000,000              500         9,999,500             --          10,000,000

Loss for the period ended
  December 31, 1999                               --               --                --           (651,920)         (651,920)
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                  31,083,942           31,084        10,000,516         (651,920)        9,379,680


Issuance of shares for cash
  at $1.75 per share (note 10)                  69,000               69           120,681             --             120,750

Conversion of Stockholders' loans
  at $1.75 per share (note 10)                 399,000              399           697,851             --             698,250

Issuance of shares for services
  at $2.00 per share (note 10)                 600,000              600         1,199,400             --           1,200,000

Issuance of shares for cash
  at $0.40 per share (note 10)                 290,000              290           115,710             --             116,000

Conversion of Stockholders' loans
  at $0.40 per share (note 10)               1,162,500             1163           463,837             --             465,000

Options issued to employees (note 12)             --               --              21,441             --              21,441

Loss for the nine-month period ended
  September 30, 2000                              --               --                --        (12,432,253)      (12,432,253)


----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                 33,604,442     $     33,605      $ 12,619,436     $(13,084,173)     $   (431,132)
============================================================================================================================

LEGALOPINION.COM
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States

Nine-month period ended September 30, 2000

(Unaudited - prepared by management)
--------------------------------------------------------------------------------

legalopinion.com, ("the Company") (formerly Eurotronics Holdings Inc.), was incorporated under the laws of the State of Utah for the primary purpose of investigating and evaluating prospective mineral properties for possible acquisition. Effective August 9, 1999, the Company acquired 100% of the outstanding shares of legalopinion.com, Inc., a private corporation incorporated on April 7, 1999 under the laws of Alberta, Canada. Prior to the acquisition, legalopinion.com was a non-operating public shell corporation with nominal net assets. For accounting purposes this transaction has been accounted for as a recapitalization of legalopinion.com, Inc. (see note 2). As part of a capital transaction with legalopinion.com, Inc., the Company continued its registration jurisdiction from Utah to Nevada and changed its principal activity to the development of an online directory service that provides consumers and attorneys the ability to interact.

1.   SIGNIFICANT ACCOUNTING POLICIES:

     a)  General

         The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

     b)  Going concern

         These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has generated insignificant revenues and has accumulated a deficit since inception of $13,084,173. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

         Management's plans with respect to generating future profitable operations include obtaining additional financing through the issuance of debentures.

         Management is also anticipating certain stockholders to provide additional funds in the form of stockholders' loans.

     c)  Translation of financial statements

         The Company's functional currency is the United States dollar. The Company's wholly owned subsidiary, legalopinion.com, Inc. operates in the United States and Canada and accordingly, a portion of its operations are conducted in Canadian currency.

LEGALOPINION.COM
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States

Nine-month period ended September 30, 2000

(Unaudited - prepared by management)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     c)  Translation of financial statements (continued)

         The method of translation applied is as follows:

         i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn. $1.47 (December 31, 1999 - $1.44).

         ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the time of acquisition of the assets or assumption of the liabilities.

         iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

         iv) Foreign exchange gains and losses on translation are included in income.

     d)  Basis of presentation and consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material inter-company transactions and balances have been eliminated. To September 30, 2000, the Company is primarily focused on the process of developing its business and no significant revenues have been generated to date. Accordingly, the Company is considered to be a development state enterprise for financial reporting purposes.

     e)  Prepaid Expenses

         The Company expenses prepaid expenses (i.e. advertising) over the useful life of the assets in accordance with matching of expenses with the period in which the benefit is received.

     f)  Fixed assets

         Fixed assets are recorded at cost. Depreciation is provided using the following methods and annual rates which are intended to amortize the cost of the assets over their estimated useful life:

         -----------------------------------------------------------------------
         Asset                                  Method                 Rate
         -----------------------------------------------------------------------
         Computer equipment          Declining balance                  30%
         Computer software           Declining balance                 100%
         Furniture and fixtures      Declining balance                  20%
         -----------------------------------------------------------------------

     g)  Income taxes

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

LEGALOPINION.COM
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States

Nine month period ended September 30, 2000

(Unaudited - prepared by management)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     h)  Management estimates

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

     i)  Financial instruments

         The fair values of the Company's cash, accounts receivable and, accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of the instruments. It is not possible to arrive at a fair value for stockholders' loans as a maturity date is not determinable, there is not a ready market for such instruments and given the nature of the relationship between the stockholders and the Company. The maximum credit risk exposure for all financial assets is the carrying amount of those assets.

     j)  Revenue Recognition

         The Company follows the percentage of completion method of accounting for all significant long-term contracts. The percentage of completion method of reporting income from contracts takes into account the cost, estimated earnings, and revenue to date on contracts not yet completed. The amount of revenue recognized is the portion of the total contract price that the cost expended to date bears to the anticipated final total cost, based on current estimates of cost to complete.

     k)  Loss per share

         Loss per share has been calculated using the weighted average number of common shares outstanding during the period. The effect of the convertible debentures and share purchase warrants (note 7 and 10), have not been included in the computation because to do so would be anti-dilutive.

     l)  Accounting standards change

         In June 1998, the Financial Accounting Standards Board issued SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

LEGALOPINION.COM
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States

Nine month period ended September 30, 2000

(Unaudited - prepared by management)
--------------------------------------------------------------------------------

2.   CAPITAL TRANSACTION:

     Effective August 9, 1999, the Company acquired 100% of the outstanding common shares of LegalOpinion.com, Inc., a private corporation incorporated on April 7, 1999 under the laws of Alberta, Canada, for cash consideration of $100,000 and the issuance of 9,000,000 common shares from treasury. The transaction has been accounted for as if it were a capital transaction, effectively as if LegalOpinion.com, Inc. had issued shares for the net assets of the Company. Accordingly, this transaction has been measured at the carrying amount of the assets and liabilities of the Company with the excess of the carrying amount reflected as a charge to operations. In addition, the from inception figures presented on the consolidated statements of loss, stockholders' equity and cash flows reflect the results from operations and cash flows of LegalOpinion.com, Inc. for the period from incorporation on April 7, 1999 to September 30, 2000, combined with those of the legal parent from the date of acquisition on August 9, 1999.

3.   NOTE RECEIVABLE:

     On July 23, 2000, the Company entered into a non-binding letter of intent to acquire all of the outstanding capital stock of the Lawyers Homepage Network ("LHN") in exchange for 4,000,000 shares of the Company's common stock. Consummation of the transaction is contingent upon the negotiation and execution of a definitive acquisition agreement, among other things. As part of the initial agreement, the Company agreed to provide financing for LHN. This note is payable upon demand and bears no interest.

4.   FIXED ASSETS:

     ---------------------------------------------------------------------------
                                                               2000        1999
     ---------------------------------------------------------------------------
                                           Accumulated     Net book    Net book
                                 Cost     depreciation        value       value
     ---------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     Computer equipment      $ 38,933     $      8,598     $ 30,335    $ 22,273
     Computer software          3,357              552        2,805        -
     Furniture and fixtures    24,871            1,746       23,125       3,285
     ---------------------------------------------------------------------------
                             $ 67,161     $     10,896     $ 56,265    $ 25,558
     ---------------------------------------------------------------------------

5.   UNEARNED INCOME:

     In July 2000, the Company entered into a joint venture with the law firm of Teran & Teran to design a Spanish version of the Company's site for the Latin American market. In accordance with this agreement, Teran & Teran will pay the Company fees of approximately $250,000 for licensing fees and development of the website. The Company's technical department will oversee and develop the new website based upon the legalopinion.com model. The unearned income of $200,000 represents the unearned portion of development fees.

LEGALOPINION.COM
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States

Nine month period ended September 30, 2000

(Unaudited - prepared by management)
--------------------------------------------------------------------------------

6.   STOCKHOLDERS' LOANS:

     Stockholders' loans are unsecured, do not bear interest and have no specified terms of repayment. As the stockholders have indicated in writing that they will not request repayment in the next fiscal year, the entire amount has been shown as a long-term liability.

7.   CONVERTIBLE DEBENTURES:

     In July 2000, the Company entered into a placement agency agreement with The May Davis Group, Inc. under which May Davis found purchasers for $500,000 in aggregate principal amount of the Company's 6% convertible debentures. For the performance by May Davis of its services under the placement agency agreement, the Company paid May Davis a commission equal to 9% of the gross proceeds that the Company received from the sale of the debentures and issued to May Davis a five-year warrant to purchase up to 630,000 shares of the Company's common stock at an exercise price of $1.50 per share, subject to adjustment to prevent dilution. The Company also paid all of May Davis' legal, administrative, and escrow fees associated with the sale of the debentures, which totaled $30,000.

     All or any part of the principal amount of the debentures, plus any accrued interest, may be converted at any time by any holder of the debentures into shares of the Company's common stock at a conversion price per share equal to either 120% of the closing bid price on the date the debentures were issued or 80% of the average closing bid prices of the Company's common stock for any three days of the five trading days immediately preceding the date of the conversion, as determined by the holder. On the July 17, 2005 maturity date of the debentures, the unpaid balance of each of the debentures and any accrued and unpaid interest will convert automatically into shares of the Company's common stock at the conversion price on the maturity date.

     In September 2000, the Company entered into a second placement agency agreement with The May Davis Group, Inc. under which May Davis agreed to find purchasers for up to $15,000,000 in aggregate principal amount of the Company's 6% convertible debentures to be issued from time to time under an equity line of credit. Subsequently, the Company entered into an equity line of credit agreement with GMF Holdings through The May Davis Group, Inc.

     Under this agreement, GMF Holdings has agreed to purchase up to $15,000,000 in aggregate principal amount of the Company's 6% convertible debentures during a period of up to 30 months commencing September 19, 2000. The terms of conversion of the debentures will be consistent with the terms noted above for the previously issued debentures. For the performance by May Davis of its services under the placement agency agreement, the Company will pay May Davis a commission equal to 9% of the gross proceeds that the Company receives from the sale of the debentures and will issue to May Davis a five year warrant to purchase up to 3,500,000 shares of the Company's common stock at an exercise price of $1.50 per share, subject to adjustment to prevent dilution. The Company will also pay all of May Davis' reasonable legal, administrative, and escrow fees associated with the sale of the debentures.

LEGALOPINION.COM
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States

Nine-month period ended September 30, 2000

(Unaudited - prepared by management)
--------------------------------------------------------------------------------

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

9.   RELATED PARTY TRANSACTIONS:

     During the nine months ended September 30, 2000 the Company paid management fees of $46,646 to a corporation controlled by the former president of the Company.

10.  SHARES ISSUANCES:

     On April 11, 2000, the Company issued 468,000 shares of common stock at $1.75 per share pursuant to a private placement. The company received $120,750 in cash and $698,250 of stockholders' loans were deemed repaid in exchange for the shares. In addition, the recipients of securities in the private placement received warrants to purchase an additional 468,000 shares of common stock at $3.50 per share until expiry on May 31, 2001. During the quarter ended June 30, 2000, the Company received advertising services from an unrelated party. In exchange for these services, the Company issued 600,000 shares of common stock at a price of $2.00 per share, being the market value of the common stock at the issue date. The value of the shares issued, aggregating $1,200,000, was equivalent to the fair value of the services provided. During the quarter ended June 30, 2000, the Company issued 290,000 shares of common stock at $0.40 per share pursuant to a private placement. The Company received $116,000 in cash in exchange for the shares. In addition, the recipients of securities in the private placement received warrants to purchase an additional 145,000 shares of common stock. The exercise price is $1.00 per share until December 31, 2000 and increases to $1.50 per share thereafter until expiry on June 30, 2001.

     On July 20, 2000, the Company issued 1,162,500 shares of common stock at $0.40 per share pursuant to a private placement. The issuance of shares was in exchange for the deemed repayment of outstanding stockholders' loans in the amount of $465,000.

11.  STOCK OPTION PLAN:

     The Company adopted a stock option plan ("the plan") during the quarter ended September 30, 2000. Pursuant to the plan, the Company has reserved up to 3,000,000 common shares for issuance to its employees. The exercise price of options issued under the plan shall be equal to 80% of the market price based on the average trading price during the four-week period ending on the Friday before the option is granted. The options shall have a term of not more than five years from the date of grant. Options with the plan are vested in arrears.

LEGALOPINION.COM
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States

Nine-month period ended September 30, 2000

(Unaudited - prepared by management)
--------------------------------------------------------------------------------

11.  STOCK OPTION PLAN (CONTINUED):

     During the quarter ended September 30, 2000, the Company authorized the issuance of up to 391,500 stock options to its employees of which 109,833 shares have been granted with exercise prices ranging from $0.33 to $0.65. The market price of the shares at the grant dates ranged from $0.406 to $0.93, accordingly a compensation expense of $21,441 has been recorded.

12.  SUBSEQUENT EVENTS:

     Until October, 2000, the Company was a party to an advertising services agreement with Venture Capital Media, Ltd. Under this agreement, Venture Capital Media agreed to provide the Company with up to $42 million in advertising services in exchange for shares of the Company's common stock. In October, 2000, the Company and Venture Capital Media terminated this agreement. As at September 30, 2000, 5,000,000 common shares were issued to the advertising service provider and $10,000,000 had been recorded in advertising and promotion expense in relation to this agreement.

     In October 2000, a non binding letter of intent was signed between legalopinion.com and Equity Search Inc. to form a joint venture for the development of "TaxPert" a sister service to the legal opinion model. TaxPert will be a financial question and answer service staffed by Equity Search out of Buffalo, New York. Equity Search was founded in 1984 by former IRS Revenue Officers to aid business and consumers with the various tax authorities and to address other financial problems.

     In October, 2000 a bridge financing agreement was entered into with The May Davis Group, Inc. who agreed to provide up to $1,000,000 in debt financing with an interest rate of 6% per annum. As collateral for the indebtedness, a major stockholder of the Company has pledged 4,500,000 shares of the Company's common stock.

     On October 11, 2000, the Company entered into agreement with a consultant whereas the Company issued 32,500 shares in payment of consulting services rendered.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION
--------------------------------------------------------------------------------

GENERAL DISCUSSION
------------------

legalopinion.com is an online directory service offering consumers access to legal consultation from their homes or offices. The legalopinion.com portal offers access to legal consultation via the Internet. Currently, we serve consumers from the United States and Canada who wish to secure an opinion by an attorney.

legalopinion.com collects information from the consumer regarding the legal question, lists attorneys experienced in the consumers' problem area, and provides a two-day window to research the answer and respond to the consumer. By October of this year, over 7,000 attorneys chose to participate in our program.

We do not practice law in any jurisdiction and are not licensed to do so. We do not become involved in any attorney-client relationship that may be established between our customer users and attorneys participating in our database.

legalopinion.com has a worldwide patent pending relating to the expert systems for computerized delivery legal advice. The company is currently reviewing the capability of the site to deliver a variety of products and services to both attorneys and customers.

As the site evolves, member attorneys will be able to build their client bases and access legal management software, without the traditional hardware, maintenance or upgrade costs. These services will be provided through an exclusive private network (VPN) which legalopinion.com will create and maintain as an application services provider (ASP) to member lawyers. A pool of practice facilitating options will be available alongside various financial, tax, and business management resources and utilities. legalopinion.com will build and maintain a technical support staff trained in Internet Professional Services Delivery (IPSD) to assist member attorneys in developing their online client portfolios.

Since the May recast of the business plan from its original "online legal opinion" revenue model, changes to the business strategy have emerged and we have announced several transactions.

In May, we began reworking the concept of the attorney network to include the offering of technology services to member attorneys (free e-mail, web hosting, application services provisioning,, etc ...) and discovered Lawyers Homepage Network (LHN). LHN listed 20,000 member attorneys already using their patented CaseMatch service. In August 2000 a letter of intent to purchase Lawyers Homepage Network was executed, following a two-month discovery phase where each explored the synergies and strengths of our respective organizations. Lawyers Homepage has focused on the attorney side of the equation and provides a variety of web design/hosting services. They are also in the development stage of creating the Virtual Law Partner, which will bring an array of services directly to each attorney member's desktop.

In May we announced the development of a subscriber service program called LegalCare, designed to allow legal and financial membership services, targeted at consumers and corporations. Services that come with a LegalCare membership (services differ with each plan) include online legal and financial opinions, phone consultations, assistance with tax issues, wills, small claims and a range of other bundled financial and legal resources. The programs will attempt to address some of the average person's legal and financial resource requirements. The LegalCare program launch is scheduled for the 4th quarter of 2000.

In October we announced the signing of a letter of intent with Equity Search, Inc for the joint development and staffing of TaxPert, a sister service to legalopinion.com. Taxpert will allow consumers to submit questions to qualified financial services professionals and receive their answer through the Internet, for a nominal fee. The TaxPert site will be developed, hosted and maintained by legalopinion.com. Equity Search will handle the marketing and recruiting of tax professionals and monitor the performance of their online professionals. The TaxPert program is scheduled to launch first quarter 2001.

We believe that our continued growth is contingent on our ability to actively promote the legalopinion.com name and apply the legalopinion.com model to the online delivery of various other products and services. We intend to continue to invest in advertising and promotion, personnel and technology. Our limited operating history makes the prediction of future results difficult and as such, we cannot assure you that we will achieve or sustain profitability.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

REVENUES

                Quarter Ended           Quarter Ended        Nine Months Ended
                   Sept. 30                June 30               Sept. 30
                   --------                -------               --------
             2000            1999           2000           2000            1999
             ----            ----           ----           ----            ----

 Revenue   $54,322            --          $  4,981       $63,178            --

Revenues consisted primarily of: (1) opinion revenues from consumers submitting questions to member attorneys; (2) licensing fees and build-out and maintenance services to our strategic partners; and (3) affiliate revenues generated from sales of affiliate products and services. Revenues increased since June 30, 2000 primarily due to the licensing of our online technology to Teran & Teran (see note 5 to the interim financial statements). In third quarter 1999, the company did not generate any revenues because the site was not live until October 31, 1999. The 1999 third quarter activities consisted primarily of site development and attorney registrations.

OPERATING EXPENSES
------------------

         ACCOUNTING AND LEGAL

                              Quarter Ended    Quarter Ended   Nine Months Ended
                                 Sept. 30         June 30           Sept. 30
                                 --------         -------           --------
                             2000       1999       2000          2000      1999
                             ----       ----       ----          ----      ----

 Accounting and legal   $81,282          --      $60,863        178,821     --
 % of Revenues            149.6%        N/A*        1222%           283%   N/A*

* No revenues were recorded for the quarter nor year ended Sept. 30, 1999

Accounting and legal expenses consist of (1) accounting and auditing fees, (2) legal fees, and (3) payroll processing fees. There was a slight increase in the amount of accounting and legal fees due to the due diligence on a variety of partnership arrangements that we entered into this quarter.

         ADVERTISING AND PROMOTION

                         Quarter Ended       Quarter Ended     Nine Months Ended
                            Sept. 30            June 30             Sept. 30
                            --------            -------             --------
                        2000         1999        2000           2000        1999
                        ----         ----        ----           ----        ----
 Advertising          $22,788        --       $8,276,541    $11,306,124     --
 Attorney Enrollment   13,762        --           23,607         72,194     --
                      -------     -------     ----------    -----------   ------
 Total               $36,550         --       $8,300,148    $11,378,318     --
 % of Revenues          67.3%        N/A*         N/A            N/A       N/A*

* No revenues were recorded for the quarter nor year ended Sept. 30, 1999

Advertising and promotion consists of advertising expenses and other expenses related directly to marketing. Advertising expenses for the quarter consisted primarily of (1) online search engine placement; (2) banner advertisements on a variety of legal websites and (3) production costs. This quarter saw a decrease in advertising expenses due to the termination of the advertising agreement with Venture Capital Media on October 24, 2000. It is anticipated that next quarter, this expense will increase as a result of the promotion of the LegalCare subscriber program.

Attorney enrollment costs declined slightly as the sales force directed part of their efforts towards attracting online affiliate partners during the later end of the quarter.

         GENERAL AND ADMINISTRATIVE

                         Quarter Ended        Quarter Ended    Nine Months Ended
                            Sept. 30              June 30          Sept. 30
                            --------              -------          --------
                        2000        1999           2000         2000       1999
                        ----        ----           ----         ----       ----
 General and          $20,277    $157,840        $16,306      $49,936   $157,840
 Administrative
 % of Revenues           37.3%       N/A*            327%          79%      N/A*

* No revenues were recorded for the quarter nor year ended Sept. 30, 1999

General and administrative expenses consist of (1) Bank Charges and Interest,
(2) Postage and office supplies, (3) Occupancy expenses such as rent, telephone and misc. utilities and repair expenses. General and administrative expenses for the quarter increased slightly due to an expansion of the Canadian office and subsequent expansion of the internal phone system to meet call-in demands.

         INVESTOR RELATIONS

                         Quarter Ended        Quarter Ended    Nine Months Ended
                            Sept. 30             June 30            Sept. 30
                            --------             -------            --------
                        2000       1999            2000          2000      1999
                        ----       ----            ----          ----      ----
 Investor Relations   $10,143       --          $281,412      $319,598       --

 % of Revenues           18.7%     N/A*            N/A             506%     N/A*

* No revenues were recorded for the quarter nor year ended Sept. 30, 1999

Investor relations expenses consist of (1) stock transfer and issuance fees, (2) investor relations consulting fees and (3) design and printing of investor materials. This quarter saw a dramatic decline in investor relations fees due to the termination of the investor relations contract with Medallion Capital Corp. Next quarter will see a slight increase in the fees as we contract with a new Investor Relations firm.

         WAGES AND EMPLOYEE BENEFITS

                               Quarter Ended    Quarter Ended  Nine Months Ended
                                 Sept. 30          June 30          Sept. 30
                                 --------          -------          --------
                              2000       1999        2000        2000      1999
                              ----       ----        ----        ----      ----
 Wages                     $102,110       --       $68,301     171,551      --
 Payroll taxes & benefits    28,958       --         6,175      40,048      --
                           --------    -----       -------    --------   ------
 Total                     $131,068       --       $74,476    $211,599      --
 % of Revenues                  241%     N/A*         1495%        335%    N/A*

* No revenues were recorded for the quarter nor year ended Sept. 30, 1999

Wages and Employee Benefits consist of (1) employee wages, (2) employee benefits including stock options granted, and (3) payroll taxes. Direct wages saw a slight increase due to the expansion of the IT department to meet development needs. We also initiated an employee medical and dental benefit plan at the end of third quarter, which increased the amount spent on employee benefits. The benefits plan has a 50% pay in by the employee.

         WEBSITE AND TECHNOLOGY MAINTENANCE

                            Quarter Ended      Quarter Ended   Nine Months Ended
                               Sept. 30           June 30           Sept. 30
                               --------           -------           --------
                           2000       1999          2000        2000       1999
                           ----       ----          ----        ----       ----

 Website and Technology  $78,321       --         $46,829     $154,284      --
 Maintenance
 % of Revenues               144%     N/A*            940%         244%    N/A*

* No revenues were recorded for the quarter nor year ended Sept. 30, 1999

Website and Technology Maintenance expenses consist of (1) Website hosting and maintenance expenses, (2) payments to outside contractors, (3) Website development and graphic design, (4) domain name registration fees and purchases and (4) internal network maintenance expenses. Website and technology Maintenance expenses increased during this quarter due to the development of the LegalCare site and infrastructure.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.
--------------------------------------------------------------------------------

(1) Anticipated Financial Requirements for the Next Twelve Months: In order for the Company to carry out and institute its business plan to provide new services and programs and to continue to attract consumers to its Web site, additional funds will be needed. Over the next 12 months we anticipate that the Company will require up to $3,000,000 to institute these new programs and services. Approximately $1,000,000 will be utilized in establishing new business-to-business (B2B) marketing teams, $1,000,000 will be needed for new product and program development and $1,000,000 will be needed for infrastructure equipment and working capital. Management believes that as much as $3,000,000 more capital will be required in the second year of the business plan. We intend to continue to invest in marketing and promotion, technology and personnel. When possible, we attempt to do this through an exchange of services or the issuances of our securities.

We have generated insignificant revenues and have accumulated a deficit of $13,084,173 from inception to September 30, 2000. This factor, among others raises substantial doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including but not limited to, results of operations and the availability of additional financing. To the extent that existing resources and future earnings are insufficient to fund our activities, we will need to raise additional funds through debt or equity financings. We cannot assure you that such additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and to us. In addition, any equity financing could result in dilution to our stockholders. Our inability to obtain adequate funds would adversely affect our operations and ability to implement our business strategy.

In September 2000, we entered into a placement agency agreement with The May Davis Group, Inc. under which May Davis agreed to find purchasers for up to $15,000,000 in aggregate principal amount of our 6% convertible debentures to be issued from time to time under an equity line of credit agreement. As a result, in September 2000, we entered into an equity line of credit agreement with GMF Holdings. Under this agreement, these persons have agreed to purchase up to $15,000,000 in aggregate principal amount of our 6% convertible debentures during a period of up to 30 months commencing on September 19, 2000. From time to time during such period, we can request an advance under the agreement and require these persons to purchase at least $50,000 in principal amount of debentures until the total of all such debenture purchases reaches $15,000,000. For the performance by May Davis of its services under the placement agency agreement, we have agreed to pay May Davis a commission equal to 9% of the gross proceeds that we receive from the sale of the debentures, which commission is payable in cash or in shares of our common stock. In addition, upon closing the sale of debentures, we have agreed to issue to May Davis a five-year warrant to purchase up to 3,500,000 shares of our common stock at an exercise price of $1.50 per share, subject to adjustment to prevent dilution. We will pay all of May Davis' reasonable legal, administrative, and escrow fees associated with the sale of the debentures. In addition, we have agreed to indemnify May Davis against certain civil liabilities, including liabilities under the Securities Act.

In October, 2000 a bridge financing agreement was entered into with The May Davis Group who has agreed to provide up to $1,000,000 in financing with a 6% interest on the principal. As collateral for the indebtedness, a major shareholder of the company has put up 4,500,000 shares of the Company's common stock.

The Company has redefined it's business model to include the development of additional profit centers and programs which are intended to bring a consistent stream of users to the Company's website. The Company depends on visitors to its website for revenues. To improve traffic to the website, it is anticipated that strategic alliances and joint ventures will supplement direct sales efforts through the Company's targeted media campaign. For example, on August 5, 2000, the Company entered into a letter of intent to acquire all of the outstanding capital stock of the Lawyers Home Page Network ("LHN") in exchange for 4,000,000 shares of the Company's common stock. When the transaction is consummated, it is anticipated that the Company would also issue additional shares under an incentive schedule based upon future gross revenue levels. Consummation of the transaction is contingent upon the negotiation and execution of a definitive acquisition agreement. LHN is a provider of web-based products and services for legal professionals. In addition, we have entered into a joint venture agreement with the law firm of Teran & Teran to design a Spanish language version of our Company's website.

As a result of traffic to the Company's website during the second quarter of 2000 being substantially below original goals, the Company terminated its agreement with an advertising service provider in October of 2000 and seeks to obtain advertising from other sources. The Company intends to do this through an exchange of services or the issuances of additional securities. Advertising will be focused upon five regional US markets with relatively high concentration of Internet users, namely California, Florida, Texas, New York and Washington. Promotional programs targeted at small to mid-sized business users will focus our sales efforts on growing the business-to-business (B2B) Internet niche in conjunction with new product and services programs.

(2) Summary of Product Research and Development. As the Company's software and website have already been completed and the majority of the development work is complete, on-going changes and enhancements may be made as the Company receives feedback from both lawyers and consumers and to accommodate new programs and services. We are planning to expand to provide further services, including LegalCare, subscriber service program that could be offered by employers to their employees, and Taxpert, a tax opinion offshoot of our existing online legal opinion service.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------------------------------------------------

The following risk factors and other information included in this Form 10-QSB should be carefully considered. The risks and uncertainties as described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem insignificant may also impair our business operations and future profitability. If any of the following risks occurs, our business, financial condition, operating results and cash flows could be materially adversely affected.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT

We launched our web site in October 1999 and operate in a market that is new and changing rapidly. Because we have an unproven business model and only a limited operating history, it may be difficult for you to evaluate our business and prospects. An investor in our common stock must consider the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including web-based legal referrals, news and information companies. We believe that an early stage company such as ours must, among other things:

     o maintain and enhance our brand image and recognition and expand our service offerings;

     o attract consumers, businesses and attorneys to the legalopinion.com services

     o   obtain required funding for operations on favorable terms;

     o attract, integrate, motivate and retain qualified employees, consultants and service providers;

     o continue to develop and upgrade our systems and infrastructure to accommodate potential growth;

     o   adapt to meet changes in our markets and competitive growth;

     o   maintain and defend our intellectual property rights; and

     o   respond to changes in government and bar association regulations.

We may not be successful in accomplishing these objectives. Our failure to do so could harm our business, results of operations and financial condition.

WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE LOSSES WILL CONTINUE

As of September 30, 2000, we had an accumulated deficit of $13,084,173 that represented our cumulative loss from our inception on April 7, 1999. We have not achieved profitability and expect to continue to incur net losses in 2000 and the subsequent fiscal period. As our business model continues to evolve and we develop and introduce a number of new services, we expect to incur further operating expenses in the areas of website and technology maintenance and advertising and promotion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

IF WE ARE UNABLE TO ATTRACT OR RETAIN PARTICIPATING PROFESSIONALS AS WELL AS QUALIFIED EDITORIAL STAFF AND OUTSIDE CONTRIBUTORS, OUR BUSINESS COULD BE HARMED.

Our future success depends on our ability to attract lawyers and financial professionals throughout North America who agree to participate in the preparation of opinions for our customers and the provision of other professional services. Our success also depends upon the continued efforts of our editorial staff and outside contributors to produce original, timely, comprehensive and trustworthy content. If we fail to attract sufficient qualified professionals to provide opinions and other professional services in a timely manner, or we lose the services of a significant number of our editorial staff and outside contributors or are unable to continue to obtain additional content for our website at a reasonable cost, our business, results of operations and financial condition could be materially adversely affected.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

An increasing number of legal and financial referral, news and information sources compete for consumers' attention and spending. We expect this competition to continue to increase. We compete for customers, staff and outside contributors with many types of companies, including but not limited to:

     o online services or web sites such as Feeadvice.com, Nolo.com, Uslaw.com and Lawyers.com.

     o law firms, lawyers and other legal services providers who have or may enter the Internet legal market, such as Pre-Paid Legal Services, Inc.

     o web "portal" companies, such as Yahoo!, America Online and Microsoft Network.

     o   traditional legal forms vendors, such as Office Max.

Our ability to compete depends on many factors, including the timeliness, comprehensiveness and trustworthiness of our content and that of our competitors, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts.

  Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. These competitors may also engage in more extensive research, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies (including offering their legal news for free) and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers. Our competitors may develop content that is equal or superior to ours or that achieves greater customer acceptance than ours. It is also possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully for advertisers, customers, and staff or outside contributors, which could materially adversely affect our business, results of operations and financial condition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, results of operations and financial condition.

POTENTIAL FLUCTUATIONS IN OUR QUARTERLY FINANCIAL RESULTS MAKE FINANCIAL FORECASTING DIFFICULT

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, including the following factors and those discussed in this "Risk Factors" section, many of which are outside our control:

     o   changes in the demand for our services;

     o   development and launch of new services;

     o   the introduction of competitive services;

     o the pricing of our services, including the listing fee for our participating attorneys; and

     o   depreciation expense from capital expenditures.

We believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, nor would our operating results for any particular quarter be indicative of future operating results. In some future quarters our operating results may be below the expectations of public market analysts and investors. In such an event, the price of our common stock may fall, possibly by a significant amount.

OUR BUSINESS MODEL IS NEWLY DEVELOPED

The legalopinion.com service is based upon a relatively new business model. We will be successful only if consumers, lawyers and financial professionals continue to use our service. It will be difficult to predict the degree to which consumers, lawyers and financial professionals will continue to use our service.

Many factors influencing consumers, attorneys and financial professionals use of the Internet are outside our realm of control. For instance, a breach in Internet security, even if we are not involved, may adversely affect individuals' willingness to engage in online activities. Our future success is highly dependent on an increase in the number of customers who are willing to subscribe online for legal and financial referrals, news and information publications, including legal forms. The number of Internet users willing to pay for online legal and financial referral, news and information may not increase. If the market for online legal referral, news and information develops more slowly than we expect, our business, results of operations and financial condition could be materially adversely affected.

A FAILURE TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH OTHER WEB SITES COULD DECREASE OUR SUBSCRIBER AND CUSTOMER BASE, WHICH MAY HARM OUR BUSINESS

We depend on establishing and maintaining subscription distribution relationships with online firms and content syndication relationships with high-traffic web sites for a significant portion of our subscriber and customer base. There is intense competition for relationships with these firms and placement on these sites, and we may have to pay significant fees to establish additional content syndication relationships or maintain existing relationships in the future. We may be unable to enter into relationships with these firms or sites on commercially reasonable terms or at all. Even if we enter into these relationships, they may not attract significant numbers of customers. Therefore, our site may not receive a significant number of additional subscribers or customers from such relationships. Our business, results of operations and financial condition could be materially adversely affected if we do not establish additional, and maintain existing, strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in an increase in the number of subscribers or customers of our web site.

OUR FUTURE SUCCESS DEPENDS ON THE CONTINUED SERVICES AND EFFECTIVE INTEGRATION OF OUR KEY MANAGEMENT PERSONNEL AND OUR ABILITY TO ATTRACT ADDITIONAL PERSONNEL

Our future success depends upon the continued service of certain key management personnel. The loss of one or more of our key management personnel could materially adversely affect our business, results of operations and financial condition. Our employees may leave us and work for our competitors or start their own competing business. There is also a high demand for high-tech staff, which makes finding additional personnel difficult.

UNEXPECTED INCREASES IN TRAFFIC MAY STRAIN OUR SYSTEMS

Our web site must accommodate a high volume of traffic, often at unexpected times. Our web site may experience slower response times than usual or other problems for a variety of reasons. These occurrences could cause our customers to perceive our web site as not functioning properly and, therefore, cause them to use other methods to obtain legal referral, news and information. If our systems cannot be expanded to cope with increased demand and unpredictable traffic, our business, results of operations and financial condition could be materially adversely affected.

WE FACE A RISK OF SYSTEM FAILURE THAT MAY RESULT IN REDUCED TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION

Our ability to provide timely information depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our web site could result in reduced traffic, reduced revenue and harm to our reputation, brand and our relations with our advertisers. Our business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

FAILURE TO MAINTAIN OUR REPUTATION FOR TRUSTWORTHINESS MAY REDUCE THE NUMBER OF OUR CUSTOMERS, WHICH MAY HARM OUR BUSINESS

It is very important that we maintain our reputation as a trustworthy legal and financial resource or provider. The occurrence of events, including providing inaccurate content, could harm our reputation for trustworthiness. These events could result in a significant reduction in the number of our customers, which could materially adversely affect our business, results of operations and financial condition.

POTENTIAL LIABILITY FOR INFORMATION OBTAINED THROUGH OUR WEB SITE MAY REQUIRE US TO DEFEND AGAINST LEGAL CLAIMS, WHICH MAY CAUSE SIGNIFICANT OPERATIONAL EXPENDITURES

We may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information we publish on our web site. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from our web site through links to other web sites. Our insurance may not adequately protect us against these claims.

FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BRAND-BUILDING EFFORTS AND ABILITY TO COMPETE EFFECTIVELY

To protect our rights to our intellectual property, we rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners and others. While we believe that our pending patent applications help to protect our business model, there can be no assurance that:

     o The protective steps we have taken may be adequate to deter misappropriation of our proprietary information;

     o We will be able to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights;

     o   Pending patents will result in the issuance of patents;

     o Competitors or potential competitors will not devise new methods of competing with us that are not covered by the patent applications.

We have registered our trademarks in the United States and we have pending U.S. applications for other trademarks. Effective trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business, results of operations and financial condition.

WE MAY HAVE TO DEFEND AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH MAY CAUSE SIGNIFICANT OPERATIONAL EXPENDITURES

Although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. We incorporate licensed third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

DIFFICULTIES IN DEVELOPING NEW AND ENHANCED SERVICES AND FEATURES FOR OUR WEB SITE COULD HARM OUR BUSINESS

We may introduce additional and enhanced services in order to retain our current customers and attract new customers. If we introduce a service that is not favorably received, our current customers may choose a competitive service over ours. We may also experience difficulties that could delay or prevent us from introducing new services. These difficulties may include the loss of, or inability to obtain or maintain, third-party technology license agreements. Furthermore, the new services we may introduce could contain errors that are discovered after these services are introduced. In these cases, we may need to significantly modify the design or implementation of such services on our web site to correct these errors. Our business, results of operations and financial condition could be materially adversely affected if we experience difficulties in introducing new services or if these new services are not accepted by our customers.

OUR ABILITY TO MAINTAIN AND INCREASE OUR CUSTOMER BASE DEPENDS ON THE CONTINUED GROWTH IN USE AND EFFICIENT OPERATION OF THE WEB

The web-based information market is new and rapidly evolving. Our business would be materially adversely affected if web usage does not continue to grow or grows slowly. Web usage may be inhibited for a number of reasons, such as:

     o   inadequate network infrastructure;

     o   security concerns;

     o   inconsistent quality of service; and

     o   unavailability of cost-effective, high-speed access to the Internet.

Our customers depend on Internet service providers, online service providers and other web site operators for access to our web site. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failures unrelated to our systems. These occurrences could cause our customers to perceive the web in general or our web site in particular as an unreliable medium and, therefore, cause them to use other media to obtain their legal referral, news and information, which could materially adversely affect our business, results of operations and financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATING TO THE WEB COULD INCREASE OUR COSTS OF TRANSMITTING DATA AND INCREASE OUR LEGAL AND REGULATORY EXPENDITURES AND COULD DECREASE OUR CUSTOMER BASE

Existing domestic and international laws or regulations specifically regulate communications or commerce on the web. Further, laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. This regulation, if imposed, could increase the cost of transmitting data over the web. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the web. The Federal Trade Commission and government agencies in certain states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies chose to investigate our privacy practices. Any new laws or regulations relating to the web, or certain application or interpretation of existing laws, could decrease the growth in the use of the web, decrease the demand for our web site or otherwise materially adversely affect our business.

CONCERNS ABOUT WEB SECURITY COULD DECREASE OUR CUSTOMER BASE AND INCREASE OUR WEB SECURITY EXPENDITURES

Concern about the transmission of confidential information over the Internet has been a significant barrier to electronic commerce and communications over the web. Any well-publicized compromise of security could deter more people from using the web or from using it to conduct transactions that involve the transmission of confidential information, such as purchasing goods or services. Our business, results of operations and financial condition could be materially adversely affected if Internet users significantly reduce their use of the web because of security concerns. We may also incur significant costs to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches.

WE MAY FACE OTHER RISKS NOT DESCRIBED IN THE FOREGOING RISK FACTORS WHICH MAY IMPAIR OUR BUSINESS OPERATIONS

The risks and uncertainties described in the foregoing risk factors may not be the only ones facing us. Additional risks and uncertainties not presently known to us may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected. In this case, the trading price of our common stock could decline, and you may lose all or part of your investment.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Sections of this Form 10-QSB may contain certain forward-looking statements.

--------------------------------------------------------------------------------
PART 2: OTHER INFORMATION
--------------------------------------------------------------------------------


         ITEM     1 LEGAL PROCEEDINGS

                  None

         ITEM     2 CHANGE IN SECURITIES

                  None

         ITEM     3 DEFAULTS UPON SENIOR SECURITIES

                  None

         ITEM     4 SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

                  None

         ITEM     5 OTHER INFORMATION

                  None

         ITEM     6 EXHIBITS AND REPORTS ON FORM 8-K

                  #   8-K/A Amended Current Report 10/18/2000

                  #   8-K Current Report 10/05/2000

--------------------------------------------------------------------------------
*        Filed herewith.

# Documents filed as exhibits to previous filings of the Registrant under the Securities Act of 1993 or the Securities Exchange Act of 1934 and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     LEGALOPINION.COM


Dated: November 10, 2000                    By /s/ John Marencik
                                               ---------------------------------
                                               John Marencik, President
                                               (Chief Executive Officer)



                                            By /s/ David Emerick
                                               ---------------------------------
                                               David Emerick
                                               Chief Financial Officer
                                               (Principle Financial Officer)