Form 10-K
period 2010-12-31
DRAYTON RICHDALE CORP
filed 2011-03-14
CIK 734089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number: 0000734089

Drayton Richdale Corporation

(Formerly Legalopinion Com)

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1580552 (I.R.S. Employer Identification No.)

6130 West Flamingo Road, Suite 370 Las Vegas, Nevada 89103 (mailing address) or 4522 West Diablo Blvd, Suite D-114 Las Vegas, Nevada 89118	Toll Free (888) 303-2806 or Local (702) 726-2152
(Address of principal executive offices)	(Registrant's telephone number, including area code)

	Title of Each Class	Name of Exchange on Which Registered
Securities pursuant to Section 12(b) of the Act:	Common Stock	OTC Markets

Title of Each Class
Securities registered pursuant to Section 12(g) of the Act:	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒    No 

At December 31, 2010, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately ($1,372,000.00) One million three hundred seventy two thousand dollars.

The number of shares of the registrant's Common Stock outstanding as of December 31, 2010, was 34,300,000.

Part I

Item 1.	Business

Drayton Richdale Corporation (“Drayton Richdale” “Company” or “Registrant”) was incorporated as a company on January 7, 1982 as Eurotronics Holding (Utah) and merged with LegalOpinion.com (Nevada) on August 9, 1999. On January 9, 2004 LegalOpinion.com entered into a reorganization agreement with Matlink, Inc. (Nevada) and subsequently filed a name change to Drayton Richdale Corporation.

This Registrant has recently recovered from a period of dormancy and is now attempting to resume orderly reporting and disclosure. During its dormancy, it did not file reports. This Registrant's last previous Annual Report was filed for the year ended December 31, 1999. Shortly following the filing of the 1999 Annual Report, we filed one Quarterly in 2000. This was followed with the filing of three 8-K Reports for periods ending August 14, 2004, July 17th 2005, August 8, 2007 and August 27, 2007. It is the intention of this Registrant to continue normal reporting.

Historical Information

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

The Company's unpatented mining claims and mineral leases which were acquired in 1987 were lost because the Company had insufficient capital to pay the mineral lease requirements and to perform the required minimum assessment work. Between 1987 and April 1994, the Company's activity was largely restricted to maintaining its corporate legal status. The Company's current business plan was to merge with or acquire another business entity.

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

In April 1997, the Company issued 196 shares for services. The rescission was made effective as of the date of the original agreement. On October 23, 1997 the Company issued 59 shares of common stock to an officer of InterConnect as payment for $6,435 in expenses incurred by him as a result of the merger attempt. Consistent with the effective dates of the rescissions, these transactions have been considered void from inception and, therefore, are not reflected in the financial statements, except for the costs incurred.

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

Effective on November 17, 1997, the Company adopted a 510 for 1 reverse stock split. On November 24, 1997 the Company issued 15,000,000 shares for all of the outstanding shares of First International Properties Inc., an Ontario Canada corporation ("First"), making First a wholly owned subsidiary. This transaction was recorded based on the estimated cost of forming a new corporate entity. During December 1997 the Company issued 1,750,000 shares for services valued at $175,000 to officers and directors for services.

As a result of the foregoing, as of December 31, 1997, and December 31, 1998, our predecessor had 17,083,942 issued and outstanding.

On April 7, 1999 the Private Alberta Corporation, legalopinion.com issued 100 shares of common stock for cash of $45,000.00. These shares have been acquired by us in the Reorganization.

On or about May 15, 1999 Baycove Investments Limited (Baycove)(a private company incorporated in Ireland), and Bondock Capital Ltd. (Bondock)(a private Alberta company) offered to sell, and this Issuer offered to buy 100% of a third private Alberta company, legalopinion.com (Alberta). Baycove and Bondock were each 50% owners of legalopinion (Alberta). The price was 9,000,000 shares of common stock of this issuer, plus $100,000.00 United States Dollars. This offer was accepted by the shareholders of the Issuer on August 9, 1999.

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

On February 6, 2004 upon Legalopinion.com executing resolution for a 4:1 reverse split of its outstanding shares, on April 14, 2004, Legalopinion.com executed an Agreement and Plan of Reorganization with Matlink, Inc. (Nevada). This reorganization involves the exchange of 18,000,000 to be issued Legalopinion.com common shares to Matlink, Inc. shareholders. Matlink, Inc. became a wholly owned subsidiary of Legalopinion.com. A new Board of Directors was appointed consisting of Joseph, E. Henn, Stephen A. Lindsley, Nives Jadresko and Antonio Arnel Maquera. Brian Lovig resigned as a director and officer of Legalopinion.com. Concurrently, documents were filed with the State of Nevada to change the corporate name from Legalopinion.com to Drayton Richdale Corporation.

On June 17, 2005 upon Drayton Richdale Corporation (DRC) executing a board resolution for a 10:1 reverse split of its outstanding shares and subsequently obtaining a new trading symbol (OTC: DRYN), on July 18, 2005, DRC executed and completed an "Agreement and Plan of Reorganization" with Technology Resources Inc. (Nevada). This reorganization involves the exchange of 15,000,000 to be issued DRC common shares to Technology Resources, Inc. shareholders. Technology Resources, Inc. becomes a wholly owned subsidiary of DRC. Concurrently Nathan J. Coleman, president of Technology Resources Inc. was appointed to the DRC board.

Technology Resources, Inc., (TRI), technologyresourcescompany.com, is a privately held Nevada company. Technology Resources, Inc. is an emerging engineering and manufacturing company in the multi-billion dollar new optic sensing transducer industry. TRI's patent portfolio includes the Bellow Type Sensing Apparatus, intellectual property US Patent Number 6,604,427. TRI's patent portfolio discloses and claims application for optic sensors and controls with potential use in semiconductor fabrication, aerospace, petroleum processing and electronic instruments for scientific, technical and medical applications.

On August 8, 2007, Drayton Richdale Corp. (OTC: DRYN) restructured Matlink, Inc. Nevada, a DRYN wholly owned subsidiary, in order to focus on acquiring or developing new technology and operations in Bio Diesel production and Distribution. Matlink, Inc. has filed for a corporate name change to Cenocore Group, Inc. This venture was participated by Nathan J. Coleman, President of Technology Resources, Inc. (TRI), another DRYN wholly owned subsidiary and it will vertically integrate with the high efficiency, low emissions, light weight, two cycle Diesel engine in final stages of design in TRI. DRYN board of directors has decided to pursue a new direction for the company and thereby relinquished all rights in the MSOS patent to its original developer.

On August 21, 2007, Drayton Richdale Corp. (OTC: DRYN) acquired 100% of all the outstanding shares of PetroStrata Corporation, privately held in Nevada, with operations in Southern California and Texas. The structure of the $20 Million purchase involved the combined issuance of SEC 144-Restricted DRYN common shares and a $15 Million DRYN Convertible Debenture over five years at 10% per annum to the benefit of current PetroStrata Corporation shareholders. PetroStrata utilizes cutting edge technology, to include but not limited to, providing perimeter security for the petroleum industry infrastructures such as oil and gas pipelines and refineries.

The company pursued international high terrorist risk petroleum industry installations in the Middle East, Europe and the Far East to provide each facility with proprietary security technology. Additionally, PetroStrata PetroSeeker Technology is in beta test development for micro-bore hole field exploration for improved oil recovery process and maximum recovery efficiency.

PetroStrata has commitments for oil & gas exploration programs in Wyoming and Texas. Other strategic oil and gas fields located in California are in negotiations. Concurrently Drayton Richdale Corp. appointed a new director, Mr. Howard Wilkinson, President of PetroStrata Corporation.

On September 19, 2009 PetroStrata further engaged in the development and application of the PetroMicronic Technology with Savant Scientific Group for the extraction of crude oil from shale ore.

Business Summary

Drayton Richdale Corporation (“Drayton Richdale” “Company” or “Registrant”) is a holding company owning subsidiaries engaged in a number of diverse business activities. The primary focus is to acquire and exploit for profit intellectual properties. Drayton Richdale also participates in a number of other developing businesses engaged in a variety of activities, as identified herein. Drayton Richdale is domiciled in the state of Nevada, and its corporate headquarters are located in Las Vegas, Nevada. Drayton Richdale’s operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal, or human resources) and there is minimal involvement by Drayton Richdale’s corporate headquarters in the day-to-day business activities of the operating businesses. Drayton Richdale’s corporate office management participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses.

Service Business

PetroStrata Corporation (a Drayton Richdale wholly owned subsidiary), headquartered in Las Vegas, Nevada, is engaged primarily in the business of providing cutting edge infrastructure technology for the petroleum industry. PetroStrata acquires and utilizes patented technologically advanced methods for our oil and gas exploration projects. PetroStrata is currently engaged in the development and application of the PetroMicronic Process with Savant Scientific Group for the extraction of oil from shale ore.

Manufacturing Business

The manufacturing business of PetroStrata Corporation (a Drayton Richdale wholly owned subsidiary) is limited to the manufacturing and production of the proprietary PetroMicronic Reactor and the design, build and operation of the PetroStrata Shale Oil Extraction Plant.

Item 1A.	Risk Factors

Drayton Richdale and its subsidiaries (referred to herein as “we” “us” “our” or similar expressions) are subject to certain risks and uncertainties in our business operations which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known, or that are currently deemed immaterial may also impair our business operations.

The ongoing economic recession may have material adverse impacts on our business and financial condition that we currently cannot predict.

The US and other world economies are slowly recovering from a recession which began in 2008 and extended into 2009. There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than what was experienced in recent years. In addition, more volatility may occur before a sustainable, yet lower, growth rate is achieved. Although we cannot predict the resulting impact of global economic conditions on our business, such economic conditions could materially adversely affect our business and financial condition.

Competition

Each of our operating businesses face intense competitive pressures within markets in which we operate. Competition may arise domestically as well as internationally. While we manage our businesses with the objective of achieving long-term sustainable growth by developing and strengthening competitive advantages, many factors, including market and technology changes, may erode or prevent the strengthening of competitive advantages. Accordingly, future operating results will depend to some degree on whether our operating units are successful in protecting or enhancing their competitive advantages. If our operating businesses are unsuccessful in these efforts, our periodic operating results in the future may decline from current levels.

We depend on a number of key personnel who would be difficult to replace.

We are dependent upon the expertise of our management team, including our executive officers and other key employees. The loss of the services of our executive officers, or any other members of our management team, through incapacity or otherwise would be costly to us, and would require us to seek and retain other qualified personnel. Failure to find a suitable replacement for any member of our management team could negatively impact our ability to execute our strategy.

Regulatory changes may adversely impact our future operating results.

Over the past year, partially in response to the financial markets crisis and the global economic recession, regulatory initiatives have accelerated in the United States and abroad. Such initiatives address for example, the regulations of banks and other major financial institutions, regulations related to environmental and global warming matters and health care reform. It is not yet clear whether or not these initiatives will result in significant changes to existing laws and regulations. These initiatives could have a significant impact on our operating businesses as well as on the businesses that we have a significant but not controlling economic interest. Accordingly, we cannot predict whether such initiatives will have a materially adverse impact on our consolidated financial position, results of operations or cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently own no property. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3.	Legal Proceedings

We have no material legal proceedings pending, and we do not know of any material proceedings contemplated by governmental authorities. There are no material proceedings to which any director, officer or any of our affiliates, any owner of record or beneficiary of more than five percent of any class of our voting securities, or any associate of any such director, officer, our affiliates, or security holder, is a party adverse to us or our consolidated subsidiary or has a materially interest adverse to us or our consolidated subsidiary.

Item 4.	Removed and Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Drayton Richdale’s common stock is listed for trading on the OTC Markets, trading symbol: DRYN. The following table sets forth the high and low sale prices per share, as reported on the OTC Markets:

	OTC Markets
Quarter Ended	High	Low
December 31, 2010	$0.04	$0.025
September 30, 2010	$0.04	$0.025
June 30, 2010	$0.04	$0.025
March 31, 2010	$0.04	$0.025
December 31, 2009	$0.04	$0.025
September 30, 2009	$0.04	$0.025
June 30, 2009	$0.04	$0.025
March 31, 2009	$0.04	$0.025

Holders

As of December 31, 2010, we had 34,300,000 shares of Common Stock issued and outstanding held by 635 shareholders of record.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

Item 6.	Selected Financial Data

Revenues:

	REVENUE:	2010	2009	2008
Income		$0	$0	$0
	OPERATING EXPENSES:
Payroll and Related Expenses		$0	$0	$0
Marketing		$5,678	$3,584	$4,257
Office Expenses		$6,897	$5,678	$3,575
Office Rent		$8,940	$8,940	$8,940
Insurance		$2,200	$2,200	$2,200

	TOTAL OPERATING EXPENSE:	$23,775	$20,402	$18,972
Interest Cost (Line of Credit)	OTHER EXPENSES:	$8,997	$6,478	$4,326
	TOTAL EXPENSE:	$32,772	$26,880	$23,298
NET INCOME (LOSS)		($32,772)	($26,880)	($23,298)

Earnings and Year-end data:

	STATEMENTS OF CASH FLOW:	2010	2009	2008
Net Income		($32,772)	($26,880)	($23,298)

Amounts Included in Income That Have No Effect On Cash:
Depreciation and Amortization		$0	$0	$0
Cash provided by operations		($32,772)	($26,880)	($23,298)
Other sources of cash:
Proceeds from line of credit –		$54,255	$50,224	$50,000
See Note: 1
	TOTAL CASH AVAILABLE	$21,483	$23,344	$26,702

	USES OF CASH:
Preliminary Research & Development		$5,867	$17,589	$24,978
Organization Costs		$1,500	$1,500	$1,500
Other Costs 1 Other Costs 2 Other Costs 3		$0 $0 $0	$0 $0 $0	$0 $0 $0
	TOTAL CASH USED	$7,367	$19,089	$26,478
Net increase in cash		$14,116	$4,255	$224
Beginning Cash		$0	$0	$0

Net Cash Available for Distribution		$14,116	$4,255	$224

(1) Operating Line of Credit provided by The Financial Partner & Gemelli Capital Trust to the amount of $200,000 at an interest rate %8.75 / annum on the outstanding balance. This note is convertible to Drayton Richdale Corporation common shares at a $2.00 / share strike point.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principle factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. These forward-looking statements include predictions regarding our future:

• revenues and profits

• customers

• research and development expenses and efforts

• scientific and other third-party test results

• sales and marketing expenses and efforts

• liquidity and sufficiency of existing cash

• technology and products

• the outcome of pending or threatened litigation; and

• the affect of recent accounting pronouncements on our financial condition and results of operations

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,” “continues,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on the preparation of our financial statements in accordance with US generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview and 2010 Developments

The following discussion and analysis of our consolidated financial condition and consolidated results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 15 of this Form 10-K for the fiscal year ended December 31, 2010.

We are a development stage company that has not generated revenues in the three years of operations. Our focus is on the acquisition of intellectual property for development and exploitation for profit. We are currently in the design and build stages of an operating plant for our PetroMicronic Reactor to extract crude oil from shale ore. We have devoted the bulk of our efforts to the completion of the design and the development of our production reactor in 2010. We anticipate to develop and operate our first shale oil extraction plant in 2011, subject to our ability to finance such efforts.

We faced significant challenges in generating revenue and maintaining adequate working capital during the remainder of 2010 as a result of several factors, among other things, the financial melt down of the world economy. This financial situation prevented us from making our filings with the Securities and Exchange Commission (the “SEC”) in a timely manner, being able to prepare and file our proxy statement and schedule our 2010 annual meeting of stockholders. We will require significant additional outside capital during the remainder of 2011 in order to meet all of our obligations.

Given our current circumstances, we anticipate that revenue will remain nominal for at least the next few quarters, and unless and until we can simultaneously raise capital, and generate more meaningful revenue from the sale of crude oil from the shale oil extraction plant. See “Results of Operations” and “Liquidity and Capital Resources” below.

Our expenses to date have been funded primarily through a convertible debt line of credit. We will need to raise substantial additional capital during 2011, and possibly beyond, to fund our shale extraction plant along with continuing research and development, and certain other expenses, unless and until our revenue base grows sufficiently.

Financial Condition

Liquidity and Capital Resources

We have incurred negative cash flow from operations in the developmental stage since our inception in 2004. As of June 30, 2008, we had cash of $50,000 and an accumulated deficit of $82,950. Our negative operating cash flow in the year-end December 31, 2010 was funded primarily through The Financial Partner and Gemelli Capital Trust convertible line of credit.

The condensed consolidated financial statements accompanying this 10-K Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $32,772 and a negative cash flow from operations of $32,772 for the year end December 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds, generate revenue and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current liabilities do not exceed our assets. However, we may not be able to meet our operational obligations as they become due.

We faced significant challenges in generating revenue and maintaining adequate working capital during 2010 as a result of several factors. This resulted in us having less working capital available for the further development of our business at a time when the operating costs of our business will continue to grow. This lack of adequate working capital has put additional pressures on our ability to meet our obligations as they come due, including without limitation, being able to order and pay for the tooling and manufacture of equipment from third parties for the extraction plant, being able to pay for shipment and freight duties in connection with such sales, being able to make our filings with the SEC in a timely manner, being able to prepare and file our proxy statement and schedule our 2010 annual meeting of stockholders, and being able to pay our professional advisors and outside consultants in a timely manner. We will require significant additional outside capital during 2011 in order to meet all of our obligations, produce products for sale and ship such products.

Convertible Line of Credit

In January of 2008, to address our longer-term capital needs, we entered into what is sometimes referred to as a convertible line of credit arrangement with The Financial Partner and Gemelli Capital Trust for $200,000 at 8.75% per annum on the outstanding balance and the note has a conversion strike point of $2.00 per share of Drayton Richdale Corporation common shares. This borrowed capital has sustained rudimentary operations for the Company.

Results of Operations

The Company operations are Spartan. We did not generate any revenue for the year ended December 31, 2008, 2009 and 2010. Operating expenses were $82,950 over the three-year period and are all attributed to research and development of proprietary technology and the development of the design-build program of the PetroMicronic Reactor in the shale oil extraction process.

The declines in global economic activity of 2008 and 2009 significantly impacted our operating results. The effects of the recession resulted in lower revenues, as consumers have cut back on spending. Although we cannot predict the timing of an economic recovery, we believe that our operating results will improve substantially in 2011.

2011 Outlook

The Company is in the process of searching for locations within the Green River Valley in order to build and operate a Shale Oil Extraction Plant, utilizing our PetroMicronic Reactor for the production of crude oil. Green River Valley has the largest shale ore deposit in the world. The area expands over Wyoming, Utah and Colorado. The success of the PetroMicronic Process will greatly enhance the company’s profitability, which will be greatly reflected by the increasing price of crude oil and increasing world demand. Subject to securing the needed capital for this project, the Company has estimated from internal raw data that the first line of four segments for crude oil production can be in place within six to eight months, post capitalization. A final budget for the project will be determined by March 31, 2011.

Market Risks Disclosures

An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this report, including our financial statements and the related notes, before you decide to buy or continue to hold our common stock. Our most significant risks and uncertainties are described below; however, they are not the only risks the Company faces. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment.

- We need capital to avoid insolvency, sustain our operations and grow our business.

- Our near-term financial performance depends on the success of our strategic relationships with a small group of customers and customer prospects

- Our success depends on our ability to generate recurring revenue streams, which depends in large part on the success of the PetroMicronic Reactor for the extraction of crude oil from shale ore.

- The volatility of our stock price could subject us to an increased risk of securities litigation

- The market in which we operate is highly competitive, which could adversely affect our ability to meet our financial objectives.

- Our current financial position may deter potential customers and strategic relationships; may compromise our ability to attract additional investment funds and may deter our vendors from continuing to provide commercial terms of credit.

- We have a history of losses, expect to incur additional losses in the future and may not be able to achieve or sustain profitability.

- We will likely need to enter into additional strategic relationships to meet our customer needs.

- To meet our financial objectives, we must grow rapidly. If we are unable to manage this growth, we could incur costs that could adversely affect our operating results and financial condition.

- If we overestimate consumer demand, we may increase our cost structure unnecessarily.

- Our technology and process are new and evolving and our business model is unproven, which makes it difficult to evaluate our current business and future prospects.

- Fluctuations in quarterly and annual operating results may adversely affect our business, and these fluctuations make evaluating our business difficult.

- We rely on patents, trademarks, copyrights and trade secrets to protect our proprietary rights, which may not be sufficient to protect all of our intellectual property.

- We may become subject to intellectual property infringement claims and other litigation that might be costly to resolve and, if resolved adversely, may harm our business.

- Complying with applicable governmental regulations could adversely affect our ability to sell our crude oil production and impair operating results.

- We expect to depend on a limited number of raw product suppliers.

- We depend on key personnel, including our chief executive officer, chief operations officer, and chief financial officer to manage our business effectively. If we are unable to hire, retain or motivate qualified personnel, we will have trouble meeting our financial goals.

- Complying with Section 404 of the Sarbanes-Oxley Act, which we must do in connection with our financial statements for the year ending December 31, 2010, will entail substantial cost, expense, effort, and management distraction.

- If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired.

- The costs of being a public company can be significant given the size and resources of the Company.

- Our stock is not listed on a major stock market.

- If securities or industry analysts do not publish research or reports about us, we may not be able to generate significant trading volume in our stock.

- Dilution aspects related to our current and future financing activities is likely to be substantial

Going Concern and Liquidity Problems

The Company has recurring losses from operations. Along with resulting continued dependence on access to external financing raise substantial doubt about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

We do not have sufficient working capital to sustain our operations. We have been unable to generate sufficient revenues to sustain our operations. We will have to continue to obtain funds to meet our cash requirements through business alliances or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements in periodic press releases and some oral statements of our officials during presentation about us, are “forward-looking” statement within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions that include words such as “expects,” “anticipates, ” “intends,” “ plans,” “believes,” “estimates,” or similar expressions. In addition, any statements concerning financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Drayton Richdale actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about us, economic and market factors and the industries in which we do business, among other things. These statements are not guaranties of future performance and we have no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in market prices of our investments, losses realized from contracts, the occurrence of one or more catastrophic events, such as an earthquake, hurricane or an act of terrorism, changes in laws or regulations, changes in federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which we do business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk Disclosure” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control over Financial Reporting

Management of Drayton Richdale Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by an independent registered public accounting firm. The Company is currently in negotiation with a local accounting firm for this service.

Drayton Richdale Corporation

December 31, 2010

Item 8.	Financial Statements and Supplementary Data

The accompanying interim condensed consolidated financial statements are unaudited and internally generated, but in the opinion of management of Drayton Richdale Corporation (Company), it contains all adjustments, which include normal recurring adjustments, necessary to present fairly the financial income position at end 2008, 2009, 2010 along with the balance sheet of December 31, 2010 from operations.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented therein not misleading.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $32,772 and a negative cash flow from operations of $32,772 for the twelve months ended December 31, 2010. However, The Company does not have a working capital deficiency due to the availability of a $200,000 operational line of credit and a stockholders’ equity of $4,565,492 at year end December 31, 2010 due the development of the PetroMicronic Reactor for production. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan of building and operating a PetroMicronic Shale Oil Extraction Plant. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

The Company’s focus is on product development and exploitation of diverse proprietary technology for profit. Currently the Company is focused on PetroStrata Corporation’s (a Wholly Owned Subsidiary) PetroMicronic Reactor for extraction of petroleum products (crude oil) from shale ore. Expenses have been funded primarily through the sale of company stock, convertible notes and the exercise of warrants.

The Company has adopted Staff Accounting Bulletin 104, “Revenue Recognition”, and therefore recognizes revenue based upon meeting four criteria:

• Persuasive evidence of an arrangement exists;

• Delivery has occurred or services have been rendered;

• The seller’s price to the buyer is fixed or determinable; and

• Collectability is reasonably assured.

The Company negotiates an initial contract with the customer fixing the terms of the sale and then receives a letter of credit or full payment in advance of shipment of crude oil. Upon shipment, the Company recognizes the revenue associated with the sale of the products to the customer.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of finished goods.

Report of Independent Registered Public Accounting Firm

The company is currently in negotiation with a local accounting firm for this service as stated in Item 7A. of this 10-K document.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has recently recovered from a period of dormancy and is now attempting to resume orderly reporting and disclosure. During its dormancy, it did not file reports. The Company is currently negotiating with a local accounting firm for their services as stated in Item 7A. of this 10-K document.

Item 9A.	Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control over Financial Reporting

In accordance with Item 308 of SEC Regulation S-K, management is required to provide an annual report regarding internal controls over our financial reporting. This report, which includes management’s assessment of the effectiveness of our internal controls over financial reporting, is found below.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and dispositions of the company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information, as of December 31, 2010, with respect to our Directors and executive officers.

Name	Positions Held	Age

Antonio Arnel Maquera	Chairman, Chief Executive Officer, President	55

Maggie Madrigal	Secretary & Treasurer	54

Nives Jadresko, Esq.	Director	50

Shannon Nounna	Director	38

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our Board of Directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

Antonio Arnel Maquera has served as Chairman, Chief Executive Officer and President since June, 2007. Mr. Maquera is the Chief Executive Trustee of Gemelli Capital Trust. The trust operations consist of factoring (capitalization of business through the purchase of outstanding accounts receivable at discounted values), short term hard money source, and mergers and acquisitions of growth private companies to be developed for consumption in the public markets since 1984.

Maggie Madrigal has served as Secretary and Treasurer since July, 2008. Ms. Madrigal has several years of experience in banking in Southern California and for the past nine years as Business Manager of a construction company with clientele in Los Angeles County and Orange County.

Nives Jadresko, Esq. has served as Director since June, 2007. Ms. Jadresko previously practiced law specializing in Securities and Exchange Commission matters, mergers and acquisitions in Canada and United States of America and internationally. Ms. Jadresko is currently managing the operations and development of the family real estate acquisitions in Croatia in the hospitality industry.

Shannon Nounna has served as Director since July, 2009. Ms. Nounna is a managing member of VAS Investments, LLC. The company is in the energy drink sector of the beverage industry. Through research and development, a beverage line complete with formulations and flavors, along with packaging was created for immediate distribution into the market.

Board Composition and Committees

Our Board of Directors currently consists of one member, Antonio Arnel Maquera. We are planning to expand the number of members constituting our Board of Directors and will seek persons who are “independent” within the meaning of the rules and regulations to fill vacancies created by any expansion. Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The Board meets periodically throughout the year as necessity dictates. No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

Audit Committee Financial Expert

The Company’s Board of Directors does not have an “audit committee finance expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. As there is no separately designated Audit Committee, the entire Board of Directors serves as the Audit Committee. The Board of Directors believes that all members of its Audit Committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted account principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the Board of Directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board member who qualify as “audit committee financial experts,” and competition for these individuals is significant. The Board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

Indebtedness of Directors and Executive Officer

None of our directors or our executive officers or their respective associates or affiliates, are indebted to us.

Family Relationships

There are no family relationships among our directors or CEO.

Compensation Committee

The Company does not maintain a standing Compensation Committee. Due to the Company’s small size at this point in time, the Board has not established a separate compensation committee. All members of the Board (with the exception of any member about whom a particular compensation decision is being made) participate in the compensation award process.

The Company understands that in order to attract executive management talent, it will need to offer competitive market salaries to senior management and board members. The Company intends at a later date to retain an independent compensation consultant to review executive compensation and advise the Company on the best course of action in order to attract the necessary capabilities.

Nominating Committee

The Company does not maintain a standing Nominating Committee and does not have a Nominating Committee charter. Due to the Company’s small size at this point in time, the Board has not established a separate nominating committee and feels that all directors should have input into nomination decisions. As such, all members of the Board generally participate in the director nomination process. Under the rules promulgated by the SEC, the Board of Directors is, therefore, treated as a “nominating committee.”

The Board will consider qualified nominees recommended by shareholders. Shareholders desiring to make such recommendations should submit such recommendations to the Corporate Secretary, c/o Drayton Richdale Corporation, 6130 West Flamingo Road, Suite 370, Las Vegas, Nevada 89103. The Board will evaluate candidates properly proposed by shareholders in the same manner as all other candidates.

With respect to the nominations process, the Board does not operate under a written charter, but under resolutions adopted by the Board of Directors. The Board is responsible for reviewing and interviewing qualified candidates to serve on the Board, for making recommendations for nominations to fill vacancies on the Board, and for selecting the nominees for selection by the Company’s shareholders at each annual meeting. The Board has not established specific minimum age, education, experience or skill requirements for potential directors. The Board takes into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals as director nominees. Those factors may include, without limitation, the following:

an individual’s business or professional experience, accomplishment’s education, judgment, understanding of the business and the industry in which the Company operates, specific skills and talents, independence, time commitments, reputation, general business acumen and personal and professional integrity or character;

the size and composition of the Board of Directors and the interaction of its members, in each case with respect to the needs of the Company and its shareholders; and

regarding any individual who has served as a director of the Company, his or her past preparation for, attendance at, and participation in meetings and other activities of the Board of Directors or its committees and his or her overall contributions to the Board and the Company.

The Board may use multiple sources for identifying and evaluating nominees for directors, including referrals from the Company’s current directors and management as well as input from third parties, including executive search firms retained by the Board. The Board will obtain background information about candidates, which may include information from directors’ and officers’ questionnaires and background and reference checks, and will then interview qualified candidates. The Board will then determine, based on the background information and the information obtained in the interviews, whether to recommend that a candidate be nominated to the Board of Directors. We strongly encourage and, from time to time actively survey, our shareholders to recommend potential director candidates.

Shareholder Communications with the Company’s Board of Directors

Any shareholder wishing to send written communications to the Company’s Board of Directors may do so by sending them in care of Antonio Maquera, CEO, at the Company’s principal executive offices. All such communications will be forwarded to the intended recipient(s).

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2010.

Code of Ethics

Due to the current stage of the Company’s development, it has not yet developed a written code of ethics for its directors or executive officers.

Item 11.	Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2010, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2010, that received annual compensation during the fiscal year ended December 31, 2010, in excess of $100,000.

(none)

There are no compensatory plans or arrangements with respect to any of our executive officers, which result or will result from the resignation, retirement or any other termination of such individual’s employment with us or from a change in control of the Company or a change in the individual’s responsibilities following a change in control.

Director Compensation

We do not currently pay our directors a fee for attending scheduled and special meetings of our board of directors. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings. In the future we expect that we will offer compensation to attract the caliber of board members the Company is seeking, and intend at a later date to retain an independent compensation consultant to advise the best course of action.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

The following table sets forth information as of December 31, 2010, concerning beneficial ownership of Common Stock, our only class of equity securities currently outstanding, by (i) the only persons known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock, (ii) all directors, (iii) all named executive officers and (iv) all directors and named executive officers as a group.

(none)

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Insert professional service agreement information or promissory note information (none)

Item 14.	Principal Accounting Fees and Services

(none) The Company is currently negotiating with local accounting firms for their services.

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Signatures

The following exhibits are included as part of this report:

Drayton Richdale Corporation
Selected Financial Information

	YEAR 2008	YEAR 2009	YEAR 2010

REVENUE:
Income	$0	$0	$0

OPERATING EXPENSES:
Payroll and Related Expenses	$0	$0	$0
Marketing	$4,257	$3,584	$5,678
Office Expenses	$3,575	$5,678	$6,897
Office Rent	$8,940	$8,940	$8,940
Insurance	$2,200	$2,200	$2,200

TOTAL OPERATING EXPENSE	$18,972	$20,402	$23,775

OTHER EXPENSES:
Interest Cost (Line of Credit)	$4,326	$6,478	$8,997

TOTAL EXPENSE	$23,298	$26,880	$32,772

NET INCOME (LOSS)	($23,298)	($26,880)	($32,772)

Drayton Richdale Corporation

Statements of Cash Flow

	YEAR ONE	YEAR TWO	YEAR THREE

NET INCOME	($23,298)	($26,880)	($32,772)

Amounts Included In Income That Have No
Effect On Cash:
DEPRECIATION AND AMORTIZATION	$0	$0	$0

CASH PROVIDED BY OPERATIONS	($23,298)	($26,880)	($32,772)

OTHER SOURCES OF CASH:
PROCEEDS FROM LINE OF CREDIT	$50,000	$50,224	$54,255
See Note:1

TOTAL CASH AVAILABLE	$26,702	$23,344	$21,483

USES OF CASH:
Preliminary Research & Development	$24,978	$17,589	$5,867
Organization Costs	$1,500	$1,500	$1,500
Other Costs 1	$0	$0	$0
Other Costs 2	$0	$0	$0
Other Costs 3	$0	$0	$0

TOTAL CASH USED	$26,478	$19,089	$7,367

NET INCREASE IN CASH	$224	$4,255	$14,116

BEGINNING CASH	$0	$0	$0

NET CASH AVAILABLE FOR DISTRIBUTION	$224	$4,255	$14,116

Notes to the Financial Statement

Note 1: Operating Line of Credit provided by The Financial Partner & Gemelli Capital Trust to the amount of $200,000 at an interest rate 8.75% / annum on the outstanding balance. This note is convertible to Drayton Richdale Corporation common shares at a $2.00 / share strike point.

Drayton Richdale Corporation

As of December 31, 2010
ASSETS
Current Assets

Cash	$14,116
Investments (see Note : 1)	$48,434
Accounts Receivables	$0
Notes Receivable	$5,000
Inventory	$0
Other	$0

Total Current Assets	$67,550

Other Assets

Plant & Equipment	$0
Office Equipment & Supplies	$6,489
Organizational Costs	$4,500
Intellectual Property (see Note: 2)	$4,732,953

Total Other Assets	$4,743,942

Total Assets	$4,811,492

LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities

Short Term Debt	$200,000
Accounts Payable	$22,500
Income Taxes Payable	$1,500
Accrued Liabilities	$22,000

Total Liabilities	$246,000

Shareholder's Equity

Common Stock Par Value	$0.00
Shares Authorized:	200,000,000
Shares Outstanding:	34,300,000

Retained Earnings	$0

Total Shareholder's Equity	$4,565,492

Total Liabilities & Shareholder's Equity	$4,811,492

Notes to the Financial Statement

Note 1: These amounts are investments in intellectual properties in development with the Savant Scientific Group for future exploitation for revenues.

Note 2: This is the value of the proprietary PetroMicronic Reactor for the extraction of petroleum from shale ore. The dollar amount was derived thru the discounted cash flow model calculations utilizing the direct capitalization method equation, which is:

E(V)=NCF1/E( R ) -g.

E(V) = Estimated present value for a given investment;

NCF1= Expected normalized cash flow in period 1;

E( R )= Expected rate of return for a given investment;

g= Expected long term growth rate in future net cash flow for a given investment.

Signatures

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Drayton Richdale Corporation

By:	/S/ Antonio Arnel Maquera
Name:	Antonio Arnel Maquera
Title:	Chief Executive Officer
Dated:	March 7, 2011

