Form 10-Q
period 2009-03-31
DRAYTON RICHDALE CORP
filed 2011-05-11
CIK 734089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission file number: 0000734089

Drayton Richdale Corporation

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒     No ☐

Number of shares of common stock, without par value, outstanding as of March 31, 2011: 34,300,000

Drayton Richdale Corporation

Part I Financial Information

Item 1. Financial Statements

Drayton Richdale Corporation

As of December 31, 2010
ASSETS
Current Assets

Cash	$15,128
Investments (see Note : 1)	$48,434
Accounts Receivables	$0
Notes Receivable	$5,000
Inventory	$0
Other	$0

Total Current Assets	$68,562

Other Assets

Plant & Equipment	$0
Office Equipment & Supplies	$6,489
Organizational Costs	$4,500
Intellectual Property (see Note: 2)	$4,732,953

Total Other Assets	$4,743,942

Total Assets	$4,812,504

LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities

Short Term Debt	$200,000
Accounts Payable	$22,500
Income Taxes Payable	$1,500
Accrued Liabilities	$22,000

Total Liabilities	$246,000

Shareholder's Equity

Common Stock Par Value	$0.00
Shares Authorized:	200,000,000
Shares Outstanding:	34,300,000

Retained Earnings	$0

Total Shareholder's Equity	$4,566,504

Total Liabilities & Shareholder's Equity	$4,812,504

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

1

Drayton Richdale Corporation

Selected Financial Information

	December 31 2010	March 31 2010

REVENUE:
Income	$0	$0

OPERATING EXPENSES:
Payroll and Related Expenses	$0	$0
Marketing	$5,678	$0
Office Expenses	$6,897	$1,749
Office Rent	$8,940	$2,335
Insurance	$2,200	$550

TOTAL OPERATING EXPENSE	$23,775	$4,634

OTHER EXPENSES:
Interest Cost (Line of Credit)	$8,997	$6,478

TOTAL EXPENSE	$32,772	$11,112

NET INCOME (LOSS)	($32,772)	($11,112)

Drayton Richdale Corporation

STATEMENTS OF CASH FLOW

	YEAR ONE	YEAR TWO

NET INCOME	($32,772)	($11,112)

Amounts Included In Income That Have No
Effect On Cash:
DEPRECIATION AND AMORTIZATION	$0	$0

CASH PROVIDED BY OPERATIONS	($32,772)	($11,112)

OTHER SOURCES OF CASH:
PROCEEDS FROM LINE OF CREDIT	$54,255	$26,615
See Note:1

TOTAL CASH AVAILABLE	$21,483	$15,503

USES OF CASH:
Preliminary Research & Development	$5,867	$0
Organization Costs	$1,500	$375
Other Costs 1	$0	$0
Other Costs 2	$0	$0
Other Costs 3	$0	$0

TOTAL CASH USED	$7,367	$375

NET INCREASE IN CASH	$14,116	$15,128

BEGINNING CASH	$0	$0

NET CASH AVAILABLE FOR DISTRIBUTION	$14,116	$15,128

Notes to the Financial Statement

Note 1: Operating Line of Credit provided by The Financial Partner & Gemelli Capital Trust to the amount of $200,000 at an interest rate 8.75% / annum on the outstanding balance. This note is convertible to Drayton Richdale Corporation common shares at a $2.00 / share strike point.

Note 1. Description of Business and Basis of Presentation

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

Note 2. Consolidated Financial Statements

The accompanying unaudited Consolidated Financial Statements include the accounts of Drayton Richdale Corporation as of the financial statement date. Reference is made to Drayton Richdale’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Drayton Richdale’s business and financial statement presentations. Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim period in accordance with accounting principles generally accepted in the United States (“GAAP”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from the 2010 Form 10-K and the other financial information appearing elsewhere in this report. The risks and uncertainties described in this Form 10-Q and our 2010 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operation. Our business, financial condition or results of operations could suffer if the concerns set for are realized.

Financial Condition

There has been no changes in the Company’s financial condition since the December 31, 2010 10-K Filing.

Contractual Obligations

The Company has not entered into any contractual obligations.

Critical Accounting Policies

The Company’s accounting policies have remained the same since the December 31, 2010 10-K Filing

Forward-Looking Statements

Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements of Drayton Richdale officials during presentations about Drayton or its subsidiaries are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates)’ ongoing business strategies or prospects and possible future Drayton Richdale actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about Drayton Richdale, economic and market factors and other things. These statements are not guaranties of future performance and we have no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in market prices of our investments in fixed maturity and equity securities, losses realized from derivative contracts, the occurrence of one or more catastrophic events, such as an earthquake, hurricane or act of terrorism that causes losses insured by our insurance subsidiaries, changes in laws or regulations affecting our insurance, railroad, utilities, energy and finance subsidiaries, changes in federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which we do business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Drayton Richdale’s Annual 10-K Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2011, there are no material changes in the market risks described in Drayton Richdale’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our company is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.

Based on management’s evaluation as of March 31, 2011, our Chief Executive Officer and President believe our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) are effective to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Our company and our officers are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 14, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved.]

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit 31 Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Antonio Arnel Maquera, President and Chief Executive Officer)

Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Antonio Arnel Maquera, President and Chief Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Drayton Richdale Corporation

Dated:	March 31, 2011
By:	/s/ Antonio A. Maquera
President and Chief Executive Officer

