Form 10-Q/A
period 2011-03-31
DRAYTON RICHDALE CORP
filed 2011-05-18
CIK 734089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

Drayton Richdale Corporation (“Drayton Richdale” “Company” or “Registrant”) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the Form 10-Q) filed with the US Securities and Exchange Commission on May 18, 2011, solely to correct typographical errors on period dates in Part 1 Financial Information section our filed Form 10-Q. The correct dates are to state "As of March 31, 2011". The incorrect dates given were December 31, 2010.

Except as specifically noted, this form 10-Q/A doest not modify or udpdate disclosures in the original Form 10-Q. Accorcingly, this Form 10-Q/A does not reflect events occuring after the filing of the Form 10-Q or update any related or other disclosures.

2

Part II. Other Information

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

3