Form 10-Q
period 2011-06-30
DRAYTON RICHDALE CORP
filed 2011-08-11
CIK 734089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Number of shares of common stock, without par value, outstanding as of June 30, 2011: 34,300,000

Drayton Richdale Corporation

Part I Financial Information

Item 1. Financial Statements

Drayton Richdale Corporation

As of June 30, 2011
ASSETS
Current Assets

Cash	$7,401
Investments (see Note : 1)	$48,434
Accounts Receivables	$0
Notes Receivable	$5,000
Inventory (see Note 2)	$462,528,000
Other	$0

Total Current Assets	$462,589,235

Other Assets

Pledged Coal Reserves (see Note 3)	$100,275,000
Office Equipment & Supplies	$6,489
Organizational Costs	$4,500
Intellectual Property (see Note: 4)	$4,732,953

Total Other Assets	$105,009,942

Total Assets	$567,599,177

LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities

Short Term Debt	$200,000
Accounts Payable	$22,500
Income Taxes Payable	$1,500
Accrued Liabilities	$22,000

Total Liabilities	$246,000

Shareholder's Equity

Common Stock Par Value	$0.00
Shares Authorized:	200,000,000
Shares Outstanding:	34,300,000

Retained Earnings	$0

Total Shareholder's Equity	$567,353,177

Total Liabilities & Shareholder's Equity	$567,599,177

Notes to the Financial Statement

Note 1: These amounts are investments in intellectual properties in development with the Savant Scientific Group for future exploitation for revenues.

Note 2: This is the inventory of above the ground coal provided by Estes Development Corporation as prescribed in the June 15, 2011 joint venture agreement with Petrostrata Corporation for coal oil extraction at the proposed Illinois plant. The contractural supply agreement is 700,800 tons / annum of coal , with a net value of $22.00 / ton over 30 years.

Note 3: The pledged coal reserve provided for the June 15, 2011 joint venture agreement with Estes Development Corporation. This reserve is an allotment from the above the ground coal inventory to be utilized as hard assets by the corporation for capital formation. The current market value of the entire coal stockpile is $846,224,648 and this valuation is supported by a third party appraisal by Moss, Johnson and Associates, Ltd.

Note 4: This is the value of the proprietary PetroMicronic Reactor for the extraction of petroleum from shale ore. The dollar amount was derived thru the discounted cash flow model calculations utilizing the direct capitalization method equation, which is: E(V)=NCF1/E( R ) -g.

E(V) = Estimated present value for a given investment;

NCF1= Expected normalized cash flow in period 1;

E( R )= Expected rate of return for a given investment;

g= Expected long term growth rate in future net cash flow for a given investment.

1

Drayton Richdale Corporation

Selected Financial Information

	March 31, 2011	June 30, 2011

REVENUE:
Income	$0	$0

OPERATING EXPENSES:
Payroll and Related Expenses	$0	$0
Marketing	$0	$0
Office Expenses	$1,749	$1,749
Office Rent	$2,335	$2,335
Insurance	$550	$550

TOTAL OPERATING EXPENSE	$4,634	$4,634

OTHER EXPENSES:
Interest Cost (Line of Credit)	$6,478	$756

TOTAL EXPENSE	$11,112	$7,325

NET INCOME (LOSS)	($11,112)	($7,352)

Drayton Richdale Corporation

STATEMENTS OF CASH FLOW

	March 31, 2011	June 30, 2011

NET INCOME	($11,112)	($7,352)

Amounts Included In Income That Have No
Effect On Cash:
DEPRECIATION AND AMORTIZATION	$0	$0

CASH PROVIDED BY OPERATIONS	($11,112)	($15,128)

OTHER SOURCES OF CASH:
PROCEEDS FROM LINE OF CREDIT	$26,615	$0
See Note:1

TOTAL CASH AVAILABLE	$15,503	$7,776

USES OF CASH:
Preliminary Research & Development	$0	$0
Organization Costs	$375	$375
Other Costs 1	$0	$0
Other Costs 2	$0	$0
Other Costs 3	$0	$0

TOTAL CASH USED	$7,367	$375

NET INCREASE IN CASH	$15,128	$7,401

BEGINNING CASH	$0	$0

NET CASH AVAILABLE FOR DISTRIBUTION	$15,128	$7,401

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

Service Business

PetroStrata Corporation (a Drayton Richdale wholly owned subsidiary), headquartered in Las Vegas, Nevada, acquires and utilizes patented technologicvally advanced methods for oil and gas development projects. PetroStrata is currently engaged in applying its proprietary PetroMicronic Technology and Process for the extraction of crude oil from shale ore. The PetroMicronic Process is cost effective, efficient and environmentally friendly.

Manufacturing Business

The manufacturing business of PetroStrata Corporation (a Drayton Richdale wholly owned subsidiary) is limited to the manufacturing and production of the proprietary PetroMicronic Reactor and the design, build and operation of the PetroStrata Shale Oil Extraction Plant for crude oil production.

Note 2. Consolidated Financial Statements

The accompanying unaudited Consolidated Financial Statements include the accounts of Drayton Richdale Corporation as of the financial statement date. Reference is made to Drayton Richdale’s most recently issued Annual Report on Form 10-Q1 (“Quaterly Report”) that included information necessary or useful to understanding Drayton Richdale’s business and financial statement presentations. Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim period in accordance with accounting principles generally accepted in the United States (“GAAP”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 15, 2011, PetroStrata Corporation, a wholly owned subsidiary of Drayton Richdale Corporation, executed a Joint Venture Agreement with Estes Development Corporation, a coal producer from the State of West Virginia. Under the terms and conditions in the Agreement, PetroStrata will build and operate a 20,000 sq.ft. Shale Oil Extraction on 40 acres near Rock Springs, Wyoming and another 20,000 sq.ft. Coal Oil Extraction Facility on 50 acres near Cuba, Illinois. PetroStrata will utilize its cost effective, propreitary and environmentally friendly PetroMicronic Reactor at both location to extract crude oil and coal oil respectively. The development cost for the Rock Springs site estimated to be $36 Million and the Illinois site is projected to be $24 Million. The completed plant in Rock Springs is expected to produce 4,800/bbls/day of crude oil. In projecting a market value of $82.00/bbl, Rock Springs will generate $81 Million annual net revenue before taxes (see attached Exhibit 1 Rock Springs Financial Projections and Utilization of Funds). The Illinois facility is projected to produce 5,700/bbls/day of coal oil and the net annual revenue over $107 Million (see attached Exhibit 2 Illinois Financial Projections and Utilization of Funds).

The facilities will be operating 24 hrs./day, 328 days/year and will employ 75 to 100 individuals at each location. The extractions plants are scheduled to be operating at full capacity within 24-30 months from ground breaking. Through a contractual supply of coal/ore inventory, along with hard assets, the joint venture has increased Drayton Richdale Corporations net worth to exceed $500 Million.

The Balance Sheet values with regard to inventory and pledged assets for capital formation were derived from a February 5, 2009 appraisal of above ground coal inventory prepared by Moss, Johnson and Associates, Ltd. It was determined that Estes Development Corporation's 18,369,188 tons coal asset base in the Illinois location, at $46.00/ton, is $846,224,648 at market value. With this foundation, the current Company Book Value/Share, post the June 15, 2011 joint venture agreement is $16.54/share.

Taking into account the attached projections for the shale oil extraction plant for Rock Springs, Wyoming and the coal oil extraction plant in Illinois, the Company's Projected Earnings/Share is $6.51/share. The Price to Book Value of 0.0078 indicate a high growth potential for the Company. Accordingly, the Price to Earning Ratio of 0.019 projects the company to be a "Value Stock" in the long term.

The Company will need to raise capital for the construction and operation of both petroleum extraction facilities. Due to the substantial revenues that will be generated by the project as articulated in the hereby attached projections, the Company will structure a short term, five (5) year Convertible Debenture with an eight (8) percent interest rate.

The foregoing discussion should be read in conjunction with our consolidated financial statements, notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from the 2010 Form 10-K and the other financial information appearing elsewhere in this report. The risks and uncertainties described in this Form 10-Q and our 2010 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operation. Our business, financial condition or results of operations could suffer if the concerns set for are realized.

Financial Condition

There has been considerable and substantial changes changes in the Company’s financial condition since the March 31, 2011 10-Q Filing. PetroStrata Corporation, a wholly owned subsidiary, executed a joint veture agreement with Estes Development Corporation for the construction and operation of a shale oil extraction plant in Rock Springs, Wyoming and a coal oil extraction plant in Illinois utilizing PetroStrata's PetroMicronic Technology and Process. Through a contractual supply of coal/ore inventory, along with pledged hard assets, the joint venture has increased Drayton Richdale Corporations net worth to exceed $500 Million.

Contractual Obligations

On June 15, 2011, PetroStrata Corporation, a wholly owned subsidiary of Drayton Richdale Corporation, executed a Joint Venture Agreement with Estes Development Corporation, a coal producer from the State of West Virginia. Under the terms and conditions in the Agreement, PetroStrata will build and operate a 20,000 sq.ft. Shale Oil Extraction on 40 acres near Rock Springs, Wyoming and another 20,000 sq.ft. Coal Oil Extraction Facility on 50 acres near Cuba, Illinois. PetroStrata will utilize its cost effective, propreitary and environmentally friendly PetroMicronic Reactor at both location to extract crude oil and coal oil respectively. The development cost for the Rock Springs site estimated to be $36 Million and the Illinois site is projected to be $24 Million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Drayton Richdale’s Annual 10-K Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2011, there are no material changes in the market risks described in Drayton Richdale’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our company is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.

Based on management’s evaluation as of June 30, 2011, our Chief Executive Officer believe our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) are effective to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit 1 Financial Projections and Utilization of Funds for the Rock Springs, Wyoming shale oil extraction plant.

Exhibit 2 Financial Projections and Utilization of Funds for the Illinois coal oil extraction plant.

Exhibit 31 Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Antonio Arnel Maquera, President and Chief Executive Officer)

Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Antonio Arnel Maquera, Chief Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Drayton Richdale Corporation

Dated:	June 30, 2011
By:	/s/ Antonio A. Maquera
Chief Executive Officer