Form 10-Q
period 2011-09-30
DRAYTON RICHDALE CORP
filed 2011-11-14
CIK 734089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Number of shares of common stock, without par value, outstanding as of September 30, 2011: 34,300,000

Drayton Richdale Corporation

Part I Financial Information

Item 1. Financial Statements

Drayton Richdale Corporation

As of September 30, 2011
ASSETS
Current Assets

Cash	$17,401
Investments (see Note : 1)	$48,434
Accounts Receivables	$0
Notes Receivable	$5,000
Inventory (see Note 2)	$462,528,000
Other	$0

Total Current Assets	$462,599,235

Other Assets

Pledged Coal Reserves (see Note 3)	$100,275,000
Office Equipment & Supplies	$6,489
Organizational Costs	$4,500
Intellectual Property (see Note: 4)	$4,732,953

Total Other Assets	$105,009,942

Total Assets	$567,600,177

LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities

Short Term Debt	$200,000
Accounts Payable	$22,500
Income Taxes Payable	$1,500
Accrued Liabilities	$22,000

Total Liabilities	$246,000

Shareholder's Equity

Common Stock Par Value	$0.00
Shares Authorized:	200,000,000
Shares Outstanding:	34,300,000

Retained Earnings	$0

Total Shareholder's Equity	$567,363,177

Total Liabilities & Shareholder's Equity	$567,600,177

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

1

Drayton Richdale Corporation

Selected Financial Information

	June 30, 2011	Sept 30, 2011

REVENUE:
Income	$0	$0

OPERATING EXPENSES:
Payroll and Related Expenses	$0	$0
Marketing	$0	$0
Office Expenses	$1,749	$1,749
Office Rent	$2,335	$2,335
Insurance	$550	$550

TOTAL OPERATING EXPENSE	$4,634	$4,634

OTHER EXPENSES:
Interest Cost (Line of Credit)	$756	$756

TOTAL EXPENSE	$7,325	$7,325

NET INCOME (LOSS)	($7,352)	($7,352)

Drayton Richdale Corporation

STATEMENTS OF CASH FLOW

	June 30, 2011	Sept 30, 2011

NET INCOME	($7,352)	($7,401)

Amounts Included In Income That Have No
Effect On Cash:
DEPRECIATION AND AMORTIZATION	$0	$0

CASH PROVIDED BY OPERATIONS	($15,128)	($0)

OTHER SOURCES OF CASH:
PROCEEDS FROM LINE OF CREDIT	$0	$10,000
See Note:1

TOTAL CASH AVAILABLE	$7,776	$17,461

USES OF CASH:
Preliminary Research & Development	$0	$0
Organization Costs	$375	$375
Other Costs 1	$0	$0
Other Costs 2	$0	$0
Other Costs 3	$0	$0

TOTAL CASH USED	$375	$375

NET INCREASE IN CASH	$7,401	$17,086

BEGINNING CASH	$0	$0

NET CASH AVAILABLE FOR DISTRIBUTION	$7,401	$17,086

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 15, 2011, PetroStrata Corporation, a wholly owned subsidiary of Drayton Richdale Corporation, executed a Joint Venture Agreement with Estes Development Corporation, a coal producer from the State of West Virginia. Under the terms and conditions in the Agreement, PetroStrata will build and operate a 20,000 sq.ft. Shale Oil Extraction on 40 acres near Rock Springs, Wyoming and another 20,000 sq.ft. Coal Oil Extraction Facility on 50 acres near Cuba, Illinois. PetroStrata will utilize its cost effective, propreitary and environmentally friendly PetroMicronic Reactor at both location to extract crude oil and coal oil respectively. The development cost for the Rock Springs site estimated to be $36 Million and the Illinois site is projected to be $24 Million. The completed plant in Rock Springs is expected to produce 4,800/bbls/day of crude oil. In projecting a market value of $82.00/bbl, Rock Springs will generate $81 Million annual net revenue before taxes. The Illinois facility is projected to produce 5,700/bbls/day of coal oil and the net annual revenue over $107 Million.

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

Financial Condition

There has been no considerable and substantial changes changes in the Company’s financial condition since the June 30, 2011 10-Q Filing. PetroStrata Corporation, a wholly owned subsidiary, executed a joint veture agreement with Estes Development Corporation for the construction and operation of a shale oil extraction plant in Rock Springs, Wyoming and a coal oil extraction plant in Illinois utilizing PetroStrata's PetroMicronic Technology and Process. Through a contractual supply of coal/ore inventory, along with pledged hard assets, the joint venture has increased Drayton Richdale Corporations net worth to exceed $500 Million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Drayton Richdale’s Annual 10-K Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2011, there are no material changes in the market risks described in Drayton Richdale’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our company is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.

Based on management’s evaluation as of September 30, 2011, our Chief Executive Officer believe our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) are effective to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Drayton Richdale Corporation

Dated:	September 30, 2011
By:	/s/ Antonio A. Maquera
Chief Executive Officer